Form 10-Q
period 1995-06-30
SHOWSCAN ENTERTAINMENT INC
filed 1995-08-11
CIK 812882

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 0-15939

                          SHOWSCAN ENTERTAINMENT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         95-3940004
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          3939 LANDMARK STREET
        CULVER CITY, CALIFORNIA                                     90232
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (310) 558-0150

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /x/       NO / /

     As of August 1, 1995, the Registrant had 5,248,859 shares of Common Stock, $.001 par value, issued and outstanding.



================================================================================


              This report contains 14 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1995
and March 31, 1995                                                            3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 1995 and 1994                                           5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended June 30, 1995 and 1994                                           6

Notes to the Condensed Consolidated Financial Statements                      8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     13


Signatures                                                                   13

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         SHOWSCAN ENTERTAINMENT INC.
                    Condensed Consolidated Balance Sheets
               (Dollars in Thousands Except Share Information)

                                                          June 30,          March 31,
                                                           1995               1995
                                                      ---------------   ---------------
                                                         (unaudited)         (Note)
                   ASSETS

Current assets:
  Cash and cash equivalents                             $   2,671          $   6,791
  Accounts receivable (net of allowances)                   4,246              2,943
  Unbilled receivables on uncompleted equipment
    contracts                                               1,861                870
  Equipment sales inventory (Note 2)                        1,350              2,142
  Prepaid expenses and other current assets                   187                110
                                                        ---------          ---------
Total current assets                                       10,315             12,856


Film library (net of amortization)                          1,674              1,394


Equipment and leasehold improvements, less
  accumulated depreciation and amortization                 1,636              1,728


Investment in owned and operated theatres (Note 3)          3,851              2,494


Patents and other intellectual properties (net of
  amortization)                                             2,096              2,204


Other assets, including note receivable
  from affiliated company                                   1,266              1,296
                                                        ---------          ---------


Total assets                                            $  20,838          $  21,972
                                                        =========          =========

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                  (continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                                  June 30,             March 31,
                                                                    1995                 1995
                                                              ----------------     ----------------
                                                                 (unaudited)             (Note)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $      505           $      322
  Customer advances on uncompleted
    equipment contracts                                               3,510                2,929
  Accrued expenses and other current liabilities                      2,772                1,609
  Subordinated note payable                                               -                3,121
                                                                 ----------           ----------
Total current liabilities                                             6,787                7,981
                                                                 ----------           ----------


Stockholders' equity:
  Series A Convertible Preferred Stock, $.001 par value;
    150,000 shares authorized, issued and outstanding                     -                    -
  Series C Convertible Preferred Stock, $.001 par value;
    100,000 shares authorized; 49,000 shares issued and
    outstanding                                                           -                    -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 5,248,859 and 5,242,859 shares issued and
    outstanding, respectively                                             5                    5
  Additional paid-in capital                                         42,443               42,498
  Accumulated deficit                                               (28,397)             (28,512)
                                                                 ----------           ----------
Total stockholders' equity                                           14,051               13,991
                                                                 ----------           ----------
Total liabilities and stockholders' equity                       $   20,838           $   21,972
                                                                 ==========           ==========


Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)


                                                                        Three Months Ended
                                                                             June 30,
                                                                1995                        1994
                                                             --------------------------------------
                                                                            (Unaudited)
Revenues:
  Film rentals and royalties, net                            $    1,920                  $    1,197
  Equipment sales and related services                            2,218                       3,002
                                                             ----------                  ----------
                                                                  4,138                       4,199


Cost of revenues                                                  1,957                       2,500
                                                             ----------                  ----------
Gross Profit                                                      2,181                       1,699

Costs and expenses:
  General and administrative expenses                             1,771                       1,390
  Depreciation and amortization                                     244                         253
                                                             ----------                  ----------
                                                                  2,015                       1,643
                                                             ----------                  ----------
Operating income                                                    166                          56


Other income (expense):
  Equity in operations of owned and operated
    theatres                                                        (39)                          -
  Other income, including interest of $21 (1995)
    and $25 (1994)                                                   29                          30
  Interest and other expense                                        (36)                        (29)
                                                             ----------                  ----------
                                                                    (46)                          1
                                                             ----------                  ----------

Net income before taxes                                            120                           57

Provision for income taxes                                           5                            -
                                                             ---------                   ----------

Net income                                                   $     115                   $       57
                                                             =========                   ==========

Net income per common share (Note 4)                         $     .02                   $      .01
                                                             =========                   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                   Three Months Ended
                                                                        June 30,
                                                                  1995           1994
                                                                -----------------------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income                                                    $   115         $    57
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                   244             253
    Amortization of film library                                    200             100
    Equity in operations of owned and operated theatres              39               -
    Accrued interest on subordinated debt                            10              27
    Provision for doubtful accounts                                 130               -
    Changes in operating assets and liabilities:
      Accounts receivable                                        (1,433)            308
      Equipment sales inventory                                     792             145
      Unbilled receivables on uncompleted equipment
        contracts                                                  (991)            686
      Prepaid expenses and other assets                             (77)            (67)
      Investment in owned and operated theatres                  (1,396)         (2,149)
      Accounts payable, accrued expenses and other
        current liabilities                                       1,346             580
      Customer advances on uncompleted equipment
        contracts                                                   581            (198)
                                                                -------         -------

          Net cash used in operating activities                 $  (440)        $  (258)
                                                                -------         -------



Cash flows from investing activities:
  Purchases of equipment and leasehold improvements                 (44)            (22)
  Additions to film library                                        (480)              -
  Other assets                                                       30            (212)
                                                                -------         -------

          Net cash used in investing activities                 $  (494)        $   747
                                                                -------         -------






                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)


                                                                   Three Months Ended
                                                                        June 30,
                                                                  1995           1994
                                                                -----------------------
                                                                      (Unaudited)
  Balance forwarded                                             $  (934)        $   489
                                                                -------         -------

Cash flows from financing activities:
  Payments on subordinated note payable                          (3,131)             12
  Proceeds from exercise of stock options                            30               -
  Other                                                             (85)              -
                                                                -------         -------
  Net cash provided by (used in) financing activities            (3,186)             12
                                                                -------         -------

  Net increase (decrease) in cash and cash
    equivalents                                                  (4,120)            501

Cash and cash equivalents, beginning of period                    6,791           1,128
                                                                -------         -------

Cash and cash equivalents, end of period                        $ 2,671         $ 1,629
                                                                =======         =======


Supplemental disclosures of cash flow information:
    Interest paid (included in subordinated note
      payment above)                                            $ 1,567         $     0
                                                                =======         =======


    Income taxes paid                                           $     0         $     0
                                                                =======         =======





See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1--Introduction:

         The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

Note 2--Equipment sales inventory:

         Equipment sales inventory, consisting primarily of film exhibition and simulation system equipment and related components, is valued at the lower of average cost or market.

Note 3--Investments in Owned and Operated theatres:

         In 1993, the Company began the development of Showscan motion simulation attractions in which the Company has an ownership interest. In connection therewith, the Company and affiliates of certain of its directors entered into two ventures, the Showscan CityWalk Venture (the "CityWalk Venture") and the Showscan Attractions Venture. In addition, General Cinema of Framingham, Inc., a wholly owned Massachusetts subsidiary of General Cinema Corp. of Massachusetts, entered into a venture with the Company (the "Framingham Venture") in April 1995. Showscan Framingham, Inc., a wholly owned Delaware subsidiary of the Company, and General Cinema of Framingham, Inc. are equal partners in the Framingham Venture.

         The CityWalk Venture's theatre opened in November 1993 at Universal CityWalk adjacent to Universal Studios, Universal City, California. The CityWalk Venture is 50% owned by Showscan CityWalk, Inc., a wholly-owned subsidiary of the Company. The first Showscan Attractions Venture theatres opened in September 1994 at Piccadilly Circus, London, England. This twin-theatre is held by a United Kingdom corporation which is 50% owned by Showscan Attractions, Inc., a wholly owned subsidiary of the Company. The Framingham Venture's theatres opened, in late May 1995, at a new 14 screen movie multiplex owned and operated by General Cinema Corp. in Framingham, Massachusetts, a suburb of Boston.

         The Company accounts for its investment in owned and operated theatres under the equity method of accounting.

Note 4--Net income per common share:

         Earnings per common share, on a primary basis, has been determined using 6,382,461 and 5,352,615 weighted average shares of common stock and common stock equivalents for the three months ended June 30, 1995 and 1994, respectively.

         The primary earnings per share calculation uses weighted average shares of common stock and common stock equivalents, which in this case assumes the conversion of the Company's Series A Convertible Preferred Stock and Series C Convertible Preferred Stock. The assumed conversion of the Company's outstanding warrants and options is not reflected in this calculation because of their anti-dilutive nature.

         Income per common share for the quarter ended June 30, 1994 is computed using the "modified treasury stock method," which assumes the exercise of all outstanding warrants and options and the use of the proceeds thereof to acquire up to 20% of the outstanding Common Stock of the Company. Excess proceeds not utilized for the assumed purchase of such shares are assumed to reduce the outstanding balance of the subordinated note payable and increase net income for the hypothetical interest expense savings ($13,000). Earnings per common share for the quarter ended June 30, 1994 also gives effect to the accretion ($42,000) recorded on the Company's then-outstanding Series B Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

         The principal sources of Showscan Entertainment Inc.'s (the "Company") revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most of the Company's motion simulation theatre attractions ("Showscan Attractions"). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

         The Company's revenues and results of operations can fluctuate from quarter to quarter within any fiscal year. Such fluctuations are a function of various factors, including the timing of delivery and installation of Showscan Attractions to third party owners and operators (pursuant to percentage of completion accounting), the specific configuration of the Showscan Attractions sold, the timing of film library license periods, the owned and operated theatre gross box office seasonality, and the timing of sales and marketing efforts and related expenditures. The Company believes that as its installed base of Showscan Attractions continues to expand, these seasonality factors will slowly diminish.

Comparison of the three months ended June 30, 1995 and 1994:

         Revenues for the three-month period ended June 30, 1995 (the "1996 First Quarter") remained relatively unchanged in absolute terms from revenues for the three-month period ended June 30, 1994 (the "1995 First Quarter"). The increase in film rentals and royalty of $723,000 was offset by the decrease in equipment sales and related services.

         Film rentals and royalties increased by 60% to $1.9 million in the 1996 First Quarter. Approximately half of this increase was due to the increase in the installed base of operating Showscan Attractions while the remainder of the increase was the result of a specific-site license agreement. Revenues from film rentals and royalties are expected to increase annually in the future as the installed base of Showscan Attractions increases.

         Revenues from equipment sales and related services for the 1996 First Quarter decreased to $2.2 million from $3.0 million in the corresponding prior year period. The decrease in the number of Showscan Attraction orders in the fourth quarter of the fiscal year ended March 31, 1995 and the 1996 First Quarter as compared to the corresponding prior year periods resulted in the decrease in revenues. The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor cost incurred to date bears to the estimated total labor cost of each contract; accordingly, the recognition of revenue for such sales is affected during the current and future quarters by (i) the timing of such sales, (ii) the schedule of the build out of the Showscan Attractions and
(iii) the shipment and installation of the equipment and related services.

         Cost of revenues were 47% of revenues in the 1996 First Quarter as compared to 60% in the 1995 First Quarter. The resulting increase in gross profit was principally the result of the significant increase in film rentals and royalties, as the cost of revenues on equipment sales and related services remained constant at 79% in the 1996 First Quarter and 80% in the 1995 First Quarter. The cost of the Company's film library is being amortized using the individual film forecast method which is based on estimated future revenues, as revised quarterly. Amortization expense of the film library for the 1996 First Quarter and the 1995 First Quarter was $200,000 and $100,000, respectively. The increase in amortization was related primarily to the additions to the Company's film library in the fiscal year ended March 31, 1995 and the corresponding amortization of such films.

         General and administrative expenses of $1,771,000 for the 1996 First Quarter represented a 27% increase over the prior year period. The increase is primarily attributable to the hiring of additional personnel for (i) the current and anticipated sales needs, (ii) the enhancement of existing product lines and
(iii) the development of new product lines.

         Depreciation and amortization remained relatively unchanged in the 1996 First Quarter from the corresponding prior year period.

         The Company develops Showscan Attractions in which the Company has an ownership interest, and accounts for such investments under the equity method of accounting. The loss of $39,000 on investment in owned and operated theatres is primarily the result of (i) $29,000 of operating losses at the new Framingham theatres (opened in late May 1995) which includes initial start-up and marketing expenses (ii) site acquisition costs of $33,000 (for future owned and operated theatre locations) incurred through the Showscan Attractions Venture, offset by
(iii) the combined operating profits from the Showscan CityWalk Venture and the CineMania U.K. Ltd. Venture.

         The Company's net income increased in the current period to $115,000 from $57,000 in the corresponding prior year period. The increase in film rentals and royalties was the primary factor for the increased performance.

Liquidity and Capital Resources:

         At June 30, 1995, the Company's working capital decreased to $3,528,000 from $4,875,000 at March 31, 1995. The decrease in working capital was primarily the result of funding provided by the Company in connection with the establishment of the Showscan Attractions in Framingham, Massachusetts.

         Cash and cash equivalents at June 30, 1995 decreased by $4,120,000 from March 31, 1995 primarily due to (i) the payment of $3,131,000 under a subordinated note payable to Mr. Douglas Trumbull, the inventor of the Showscan process and (ii) the funding of the Framingham Attractions as described above. Accounts receivables, unbilled receivables on uncompleted equipment contracts and equipment sales inventory increased by a combined 25%, while accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities increased by 40%. These changes are primarily attributable to the timing of the

Company's Showscan Attractions sales and the specific contract terms of such sales, which contract terms generally affect the timing of collections, shipments to customers and related payment to vendors.

         Net cash used in the Company's investing activities was $494,000. Substantially all of this amount was attributable to additions to the Company's film library.

         Net cash used in financing activities was $3,186,000, of which, $3,131,000 was attributable to the payment of the subordinated note as described above.

         During the fiscal year ended March 31, 1995, the Company revised its business focus and strategy. The Company's current operations are not expected to generate sufficient cash to fully implement its revised business strategy. In order to obtain the necessary capital, the revised strategy calls for the Company to generate additional funds through one or more of the following means: the sales of securities; the incurrence of indebtedness; and/or the formation of additional strategic alliances, joint ventures or similar arrangements. The Company is actively pursuing additional financing alternatives; however, there can be no assurance that the Company will be able to obtain any of the above financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its revised business strategy, specifically with regards to the timing of new film productions and the number of new owned & operated theatres.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27      Financial Data Schedule.

(b)  Reports on Form 8-K

         None.


                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 11th day of August, 1995.


                                       Showscan Entertainment Inc.
                                       ---------------------------
                                             (Registrant)


                                       By /s/ DENNIS POPE
                                          --------------------------------------
                                          Dennis Pope
                                          Executive Vice President
                                          - Chief Financial Officer
                                            (Authorized Officer and Principal
                                             Financial Officer)


                                       By /s/ GREGORY W. BETZ
                                          --------------------------------------
                                          Gregory W. Betz
                                          Vice President - Director of Finance
                                            (Authorized Officer and Principal
                                             Accounting Officer)