Form 10-K/A
period 1995-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1995-09-25
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       to
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1995.

                         COMMISSION FILE NUMBER 0-15939


                          SHOWSCAN ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                         95-3940004
            (State of incorporation)                   (I.R.S. Employer Identification No.)

 3939 LANDMARK STREET, CULVER CITY, CALIFORNIA                      90232
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (310) 558-0150

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                             ON WHICH REGISTERED
                                                                  -----------------------
            Common Stock, $.001 par value                                  None


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                     YES     X               NO __________

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 1995 was approximately $27,679,689 (based on last NASDAQ-reported sale price of $5.75 per share of Common Stock on that date). There were 5,248,859 shares of registrant's common stock outstanding as of June 20, 1995.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this
Report.
________________________________________________________________________________

 This report contains   37   consecutively numbered pages.
 The exhibit index is on page   8 .

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.(1)(2)  FINANCIAL STATEMENTS AND SCHEDULES.

         See the Index to Consolidated Financial Statements and Financial Statement Schedules on Page F-1 hereafter, which is incorporated herein by reference.

a.(3)  EXHIBITS

    Exhibit
    Number                                      Description
    ------                                      -----------
      3.1       Restated Certificate of Incorporation.(j)

      3.2       Certificate of Amendment to Restated Certificate of Incorporation, dated
                August 3, 1990.(j)

      3.3       Second Certificate of Amendment of Restated Certificate of Incorporation
                of Showscan Corporation, dated August 18, 1994.(j)

      3.4       Certificate of Designations, Powers and Preferences with respect to
                Series A Convertible Preferred Stock of Showscan Corporation, as filed with the Secretary of State of Delaware on September 22, 1993.(b)

      3.5       Certificate of Designations, Powers and Preferences with respect to
                Series B Preferred Stock of Showscan Corporation, as filed with the
                Secretary of State of Delaware on September 22, 1993.(b)

      3.6       Certificate of Designations with respect to Series C Convertible
                Preferred Stock of Showscan Corporation, as filed with the Secretary of
                State of Delaware on August 22, 1994.(h)

      3.7       Certificate of Designations with respect to Series D Participating
                Preferred Stock of Showscan Entertainment Inc., as filed with the Secretary of State of Delaware on November 9, 1994.(j)

      3.8       Bylaws of the Company, as amended.(j)

      4.1 Specimen certificate of the Common Stock, $.001 par value, of the Company.(a)

      4.2       Form of warrants issued to Whale Securities Corp. and its designees.(c)

      4.3       Form of warrant issued to Sutro & Co. Incorporated.(a)

      4.4       Stock Purchase Warrant, dated March 9, 1989, issued by the Company to
                Columbia Pictures Industries, Inc.(a)

      4.5       Specimen certificate of Series A Convertible Preferred Stock, $.001 par
                value, of the Company.(g)

      4.6       Specimen certificate of Series B Preferred Stock, $.001 par value, of the
                Company.(g)

      4.7       Warrant Agreement, dated as of September 27, 1993, among Showscan
                Corporation and Charles B. Moss, Jr. and DiBenedetto Showscan Limited
                Partnership.(b)

      4.8       Form of Warrant Agreement entered into with William D. Eberle.(g)

    Exhibit
    Number                                      Description
    ------                                      -----------
     4.9        Registration Rights Agreement, dated as of September 27, 1993, among
                Showscan Corporation, Charles B. Moss, Jr., Thomas R. DiBenedetto and
                DiBenedetto Showscan Limited Partnership.(b)

     4.10       Specimen Certificate of Series C Convertible Preferred Stock, $.001 par
                value, of the Company.(j)

     4.11       Warrant Agreement, dated as of August 19, 1994, by and between Showscan
                Corporation and United Artists Theatre Circuit, Inc.(h)

     4.12       Registration Rights Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

     4.13       Rights Agreement, dated as of November 11, 1994, by and between Showscan
                Entertainment Inc. and Continental Stock Transfer & Trust Company.(i)

     4.14       Registration Rights Agreement, dated as of September 22, 1994, by and among Showscan Entertainment Inc., Charles B. Moss, Jr. and DiBenedetto
                Showscan Limited Partnership.(j)

     9.1        Voting Agreement, dated as of August 19, 1994, by and among Showscan
                Corporation, United Artists Theatre Circuit, Inc., Charles B. Moss, Jr.,
                and Thomas R. DiBenedetto.(h)

    10.1        Lease dated June 15, 1989 between the Company and Landmark Investments
                Ltd. ("Lease").(d)

    10.2        Amendment No. 1 to Lease, dated February 20, 1991.(a)

    10.3        Amendment No. 2 to Lease, dated January 21, 1992.(e)

    10.4        Amendment No. 3 to Lease, dated February 18, 1993.(f)

    10.5        Amended and Restated Showscan Corporation 1987 Stock Option Plan.(c)

    10.6        Showscan Entertainment Inc. 1992 Stock Option Plan, as amended.

    10.7        Modification, Consent and Assignment Agreement dated April 26, 1985 between the Company, Douglas Trumbull and Brock/Trumbull Entertainment
                Corporation.(c)

    10.8        Agreement, dated June 27, 1985, between the Company and Future General
                Corporation.(c)

    10.9        Agreement, dated February 23, 1987, between the Company and Cinema
                Products Corporation (the "Camera Agreement").(c)

    10.10       Amendment to Camera Agreement, dated July 20, 1988.(a)

    10.11       Amendment to Camera Agreement, dated February 1, 1989.(a)

    10.12       Showscan 1985 Agreement, dated April 16, 1985, and Agreement, dated
                August 31, 1983, between Showscan Investors and Brock-Trumbull
                Entertainment Corporation.(c)

    10.13       Amendment to Royalty Agreement, dated July 6, 1990, between the Company and WLS Partners.(a)


    Exhibit
    Number                                      Description
    ------                                      -----------
     10.14      Amendment to payment terms of the Royalty Agreement, dated November 13,
                1990, between the Company and WLS Partners.(a)

     10.15      Universal CityWalk Lease, dated November 24, 1992, by and among the
                Company and MCA Development Company.(f)

     10.16      Purchase Agreement dated as of September 27, 1993, among Showscan
                Corporation, Charles B. Moss, Jr., Thomas R. DiBenedetto and DiBenedetto
                Showscan Limited Partnership.(b)

     10.17      Joint Venture Agreement, dated as of September 27, 1993, among Showscan
                Attractions, Inc., Moss Family O&O Corp., and DiBenedetto O&O Limited
                Partnership, with respect to the organization of Showscan Attractions
                Venture.(b)

     10.18      Joint Venture Agreement, dated as of September 27, 1993, among Showscan
                CityWalk, Inc., Moss Family LA Corp., and DiBenedetto CityWalk Limited
                Partnership, with respect to the organization of Showscan CityWalk
                Venture.(b)

     10.19      Proprietary Property Acquisition and Management Agreement, dated as of
                September 27, 1993, between Showscan Corporation and Showscan Attractions
                Venture.(b)

     10.20      Development and Disposition Services Agreement, dated as of September 27,
                1993, among Showscan Attractions Venture, DiBenedetto Showscan, Inc. and
                Moss Entertainment Corp.(b)

     10.21      Employment Agreement, dated March 3, 1994, between the Company and
                William C. Soady.(g)

     10.22      Employment Agreement, dated May 3, 1994, between the Company and Dennis
                Pope, as amended.(j)

     10.23      Purchase Agreement, dated as of August 19, 1994, by and between Showscan
                Corporation and United Artists Theatre Circuit, Inc.(h)

     10.24      Joint Venture Agreement, dated as of August 19, 1994, by and between
                Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

     10.25      Theatre Rights Agreement, dated as of August 19, 1994, among Showscan
                Corporation, United Artists Theatre Circuit, Inc. and Showscan/United
                Artists Theatres Joint Venture.(h)

     10.26      First Amendment to Theatre Rights Agreement, dated as of March 30, 1995, by and among Showscan Entertainment Inc., United Artists Theatre Circuit,
                Inc. and Showscan/United Artists Theatres Joint Venture.*

     10.27      Master Management and Development Agreement, dated as of August 19, 1994, among Showscan Corporation, United Artists Theatre Circuit, Inc. and
                Showscan/United Artists Theatres Joint Venture.(h)

     10.28      Amendment No. 1 to the Showscan Attractions Joint Venture Agreement,
                dated as of September 22, 1994, by and among DiBenedetto O&O Limited
                Partnership, Showscan Attractions, Inc., and Moss Family O&O Corp.(j)

     10.29      Standstill Agreement, dated as of August 22, 1994, by and among Showscan
                Corporation, United Artists Theatre Circuit, Inc., Charles B. Moss, Jr.,
                Thomas DiBenedetto and DiBenedetto Showscan Limited Partnership.(h)

     10.30      Stock Exchange Agreement, dated as of September 22, 1994, by and among
                Showscan Entertainment Inc., Charles B. Moss, Jr., Thomas R. DiBenedetto,
                and DiBenedetto Showscan Limited Partnership.(j)

     10.31      Royalty Agreement, dated as of September 22, 1994, by and among Showscan
                Entertainment Inc., Moss Family O&O Corp. and DiBenedetto O&O Limited
                Partnership.(j)

     10.32      Memorandum of Agreement, dated as of April 24, 1995, by and between
                Showscan Framingham, Inc. and General Cinema of Framingham Inc.*

     21.1       List of Subsidiaries of the Company.(j)

     23.1       Consent of Ernst & Young LLP.(j)



_______________________

         * Confidential treatment of this exhibit has been requested and confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

         (a) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-40531, as amended, and incorporated herein by reference.

         (b) Previously filed as an exhibit to the Schedule 13D filed with the Securities and Exchange Commission by Charles B. Moss, Jr., Thomas R. DiBenedetto and DiBenedetto Showscan Limited Partnership, dated September 27, 1993, and incorporated herein by reference.

         (c) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-13582, as amended, and incorporated herein by reference.

         (d) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1990, and incorporated herein by reference.

         (e) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by reference.

         (f) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1993, and incorporated herein by reference.

         (g) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-78236, as amended, and incorporated herein by reference.

         (h) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 19, 1994, and incorporated herein by reference.

         (i) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 1994, and incorporated herein by reference.

         (j) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

b. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED MARCH 31, 1995.

         Inapplicable.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 25, 1995

                                       SHOWSCAN ENTERTAINMENT INC.



                                       By  /s/ W. TUCKER LEMON
                                           ------------------------------
                                           W. Tucker Lemon
                                           Vice President, General Counsel
                                           and Secretary

                                 EXHIBIT INDEX


         Exhibit No.                               Description                                   Page Number
         -----------                               -----------                                   -----------
             10.6                 Showscan Entertainment Inc. 1992 Stock Option
                                  Plan, as amended.

             10.26                First Amendment to Theatre Rights Agreement, dated
                                  as of March 30, 1995, by and among Showscan
                                  Entertainment  Inc., United Artists Theatre Circuit, Inc.
                                  and Showscan/United Artists Theatres Joint Venture.

             10.32                Memorandum of Agreement, dated as of April 24,
                                  1995, by and between Showscan Framingham, Inc. and
                                  General Cinema of Framingham Inc.