Form 10-Q
period 1995-09-30
SHOWSCAN ENTERTAINMENT INC
filed 1995-11-14
CIK 812882

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
                            ----------------------

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to __________

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

                        YES /x/                 NO / /

     As of November 1, 1995, the Registrant had 5,414,239 shares of Common Stock, $.001 par value, issued and outstanding.


===============================================================================


             This report contains 16 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1995
and March 31, 1995                                                                      3

Condensed Consolidated Statements of Operations for the Three
Months and Six Months Ended September 30, 1995 and 1994                                 5

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended September 30, 1995 and 1994                                                6

Notes to the Condensed Consolidated Financial Statements                                8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                10


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES                                                          14


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                              14


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                               15


Signatures                                                                             16

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                                 SEPTEMBER 30,        MARCH 31,
                                                                     1995               1995
                                                                 ------------         ---------
                                                                 (unaudited)           (Note)
                     ASSETS
                     ------
Current assets:
  Cash and cash equivalents                                         $ 9,127            $ 6,791
  Accounts receivable (net of allowances)                             3,366              2,943
  Unbilled receivables on uncompleted
    equipment contracts                                                 702                870
  Equipment sales inventory (Note 2)                                  1,257              2,142
  Prepaid expenses and other current assets                             394                110
                                                                    -------            -------
Total current assets                                                 14,846             12,856


Film library (net of amortization)                                    1,560              1,394

Equipment and leasehold improvements, less
  accumulated depreciation and amortization                           1,548              1,728


Investment in owned and operated theatres (Note 3)                    4,541              2,494


Patents and other intellectual properties (net of
  amortization)                                                       1,987              2,204

Other assets, including note receivable
  from affiliated company                                             1,721              1,296
                                                                    -------            -------


Total assets                                                        $26,203            $21,972
                                                                    =======            =======

Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                  (continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                                         SEPTEMBER 30,         MARCH 31,
                                                                             1995                1995
                                                                         -------------         ---------
                                                                          (unaudited)           (Note)
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $    190            $    322
  Customer advances on uncompleted
    equipment contracts                                                      2,941               2,929
  Accrued expenses and other current liabilities                             2,483               1,609
  Subordinated note payable                                                      -               3,121
                                                                          --------            --------
Total current liabilities                                                    5,614               7,981
                                                                          --------            --------

8% convertible notes (Note 4)                                                7,000                   -

Stockholders' equity:
  Series A Convertible Preferred Stock, $.001 par
    value; 150,000 shares authorized, none and 150,000
    shares issued and outstanding, respectively                                  -                   -
  Series C Convertible Preferred Stock, $.001 par value;
    100,000 shares authorized; 49,000 shares issued and
    outstanding                                                                  -                   -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 5,414,239 and 5,242,859 shares issued and
    outstanding, respectively                                                    5                   5
  Additional paid-in capital                                                42,466              42,498
  Accumulated deficit                                                      (28,882)            (28,512)
                                                                          --------            --------
Total stockholders' equity                                                  13,589              13,991
                                                                          --------            --------
Total liabilities and stockholders' equity                                $ 26,203            $ 21,972
                                                                          ========            ========

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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                     1995           1994             1995           1994
                                                   -----------------------         -----------------------
                                                         (Unaudited)                     (Unaudited)
Revenues:
  Film rentals and royalties, net                  $1,183         $  936           $3,103         $2,133
  Equipment sales and related services              2,543          3,123            4,761          6,125
                                                   ------         ------           ------         ------
                                                    3,726          4,059            7,864          8,258

Costs of revenues                                   2,017          2,839            3,974          5,339
                                                    -----         ------           ------         ------
Gross profit                                        1,709          1,220            3,890          2,919

Costs and expenses:
  General and administrative expenses               1,891          1,478            3,662          2,868
  Depreciation and amortization                       244            252              488            505
                                                   ------         ------           ------         ------
                                                    2,135          1,730            4,150          3,373
                                                   ------         ------           ------         ------
Operating income (loss)                              (426)          (510)            (260)          (454)


Other income (expense):
  Equity in operations of owned and
    operated theatres                                 (74)           (43)            (113)           (43)
  Other income, including interest of
    $37, $46, $58, $71, respectively                   69            227               98            257
  Interest and other expenses                         (59)           (30)             (95)           (59)
                                                   ------         ------           ------         ------
                                                      (64)           154             (110)           155
                                                   ------         ------           ------         ------


Net income (loss)                                  $ (490)        $ (356)          $ (370)        $ (299)
                                                   ======         ======           ======         ======


Net income (loss) per common share                 $ (.09)        $ (.07)          $ (.07)        $ (.06)
  (Note 5)                                         ======         ======           ======         ======

See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1995             1994
                                                                 -------------------------
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                              $  (370)         $  (299)
  Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    488              505
    Amortization of film library                                     359              267
    Equity in operations of owned and operated theatres              113               43
    Accrued interest on subordinated debt                             57               57
    Provision for doubtful accounts                                   10                -
    Changes in operating assets and liabilities:
      Accounts receivable                                           (433)            (471)
      Equipment sales inventory                                      885             (116)
      Unbilled receivables on uncompleted equipment
        contracts                                                    168              487
      Prepaid expenses and other assets                             (284)             (30)
      Investment in owned and operated theatres                   (2,160)          (1,788)
      Accounts payable, accrued expenses and other
        current liabilities                                          695              221
      Customer advances on uncompleted equipment
        contracts                                                     12             (579)
                                                                 -------          -------

          Net cash used in operating activities                  $  (460)         $(1,703)
                                                                 -------          -------

Cash flows from investing activities:
  Purchase of short term investments                                   -           (4,026)
  Purchases of equipment and leasehold improvements                  (91)             (45)
  Additions to film library                                         (525)               -
  Other assets                                                       112             (181)
                                                                 -------          -------

          Net cash used in investing activities                  $  (504)         $(4,252)
                                                                 -------          -------

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1995             1994
                                                                 -------------------------
                                                                        (Unaudited)
  Balance forwarded                                              $  (964)         $(5,955)
                                                                 --------         -------

Cash flows from financing activities:
  Payments on subordinated note payable                           (3,131)               -
  Proceeds from issuance of 8% convertible notes
    (net of expenses)                                              6,463                -
  Proceeds from issuance of preferred stock and
    warrants (net of expense)                                          -            2,312
  Proceeds from issuance of common stock                               -            4,094
  Proceeds from exercise of stock options                             30               12
  Other                                                              (62)               -
                                                                 -------          -------
  Net cash provided by financing activities                        3,300            6,418
                                                                 -------          -------

  Net increase in cash and cash
    equivalents                                                    2,336              463

Cash and cash equivalents, beginning of period                     6,791            1,128
                                                                 -------          -------

Cash and cash equivalents, end of period                         $ 9,127          $ 1,591
                                                                 =======          =======


Supplemental disclosures of cash flow information:
      Interest paid (included in subordinated note
        payment above)                                           $ 1,567          $     0
                                                                 =======          =======


      Income taxes paid                                          $     0          $     0
                                                                 =======          =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:

     The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

Note 2--Equipment sales inventory:

     Equipment sales inventory, consisting primarily of film exhibition and simulation system equipment and related components, is valued at the lower of average cost or market.

Note 3--Investments in Owned and Operated theatres:

     The Company retains an ownership interest, ranging from 25% to 50%, in selected Showscan motion simulation theatre attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently has an ownership interest in Showscan Attractions at Universal CityWalk in Los Angeles (November 1993), Trocadero in London (September 1994), Framingham, Massachusetts (May 1995) and Osaka, Japan (August 1995). The Company accounts for its investment in owned and operated theatres under the equity method of accounting.

Note 4--8% Convertible Notes:

     On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate. Interest payments are scheduled to be made semi-annually commencing March 1, 1996. The notes are secured by specific assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries. The notes are convertible at the option of the holder into 1,217,391 shares of Showscan common stock beginning on December 1, 1995 at a conversion price of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date of August 14, 1995). In connection with this debt placement, $537,000 of expenditures have been deferred and will be amortized over the life of the debt.

Note 5--Earnings per common share:

     Loss per common share for the three months ended September 30, 1995 and September 30, 1994 has been determined by using 5,250,637 and 5,108,748 weighted average shares of common stock, respectively. For the six months ended September 30, 1995 and September 30, 1994, the weighted average shares of common stock to determine loss per common share were 5,247,748 and 4,895,421, respectively. The impact of common stock equivalents and potentially dilutive instruments, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

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

     The Company's revenues and results of operations fluctuate quarterly within any fiscal year. Such quarterly fluctuations are a function of various factors, including the timing of delivery and installation of Showscan Attractions to third party owners and operators (pursuant to percentage-of-completion accounting), the specific configuration of the Showscan Attractions sold, the timing of film library license periods and renewals thereof, and the timing of sales and marketing efforts and related expenditures. Equipment sales will likely continue to experience quarterly fluctuations as they are substantially dependent on customers' varying delivery and installations requirements.

     The Company believes that as its installed base of Showscan Attractions continues to expand, these seasonality factors will gradually diminish.

Comparison of the six months ended September 30, 1995 and 1994:

     Revenues for the six-month period ended September 30, 1995 (the "Six Month Period") decreased by $394,000 or 5% from revenues for the six-month period ended September 30, 1994. The increase in film rentals and royalties of $970,000 was offset by the decrease in equipment sales and related services of $1,364,000.

     Film rentals and royalties increased by 45% to $3.1 million for the Six Month Period. The increase was due primarily to the increase in the installed base of operating Showscan Attractions and $685,000 of revenues recognized from two specific customer agreements, which revenues constitute all of the revenues to be received with respect to such agreements. Revenues from film rentals and royalties are expected to increase annually in the future as the installed base of Showscan Attractions increases.

     Revenues from equipment sales and related services for the Six Month Period decreased to $4.8 million from $6.1 million in the corresponding prior year period. The decrease can be attributed to a decrease in the number of Showscan Attractions ordered during the Six Month Period as compared to the corresponding prior year period. The actual number of Showscan Attractions ordered decreased from four in the first six months of the fiscal year ended March 31, 1995 to two in the Six Month Period. The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor cost incurred to date bears to the estimated total labor cost of each contract; accordingly, the recognition of revenue for such sales is affected during the current and future quarters by (i) the timing of such sales,

(ii) the schedule of the build out of the Showscan Attractions and (iii) the shipment and installation of equipment and related services. Equipment sales and related services includes $360,000 of revenues recognized as a result of the expiration under a customer agreement of a required installation period for a particular site.

     Cost of revenues were 51% of revenues in the Six Month Period as compared to 65% in the corresponding prior year six month period. The resulting increase in gross profit was principally the result of the increase in film rentals and royalties, as the cost of revenues on equipment sales and related services remained fairly constant at 76% of revenues in the Six Month Period and 83% in the corresponding prior year six month period. The Company's film library is being amortized using the individual film forecast method which is based on estimated future revenues, as revised quarterly. Amortization expense of the film library for the Six Month Period and the corresponding six month period in the prior year was $359,000 and $267,000, respectively. The increase in amortization was related primarily to the addition of new films to the Company's film library during the past twelve months and the corresponding amortization of such films.

     General and administrative expenses of $3,662,000 for the Six Month Period represented a 28% increase over the $2,868,000 reported in the corresponding prior year six month period. The increase is primarily attributable to the hiring of additional personnel for (i) the current and anticipated sales needs,
(ii) the enhancement of existing product lines and (iii) the development of new product lines.

     Depreciation and amortization remained relatively unchanged in the Six Month Period from the corresponding prior year period.

     The Company develops through joint ventures, Showscan Attractions in which the Company has an ownership interest and accounts for such investments under the equity method of accounting. The loss of $113,000 on the investment in owned and operated theatres for the Six Month Period increased by $70,000 or 163% from the corresponding prior year six month period and is primarily the result of the following factors: (i) operating losses, including initial start-up and marketing expenses at the Framingham theatres (opened in late May
1995), (ii) site acquisition costs (for future owned and operated theatre locations) incurred through the Showscan Attractions Venture, and (iii) the combined operating profits from the Showscan Attractions at CityWalk, the Trocadero in London, and Osaka.

     The Company's net loss increased in the current six month period to $370,000 from $299,000 in the corresponding prior year six month period. The decrease in equipment sales and related services combined with the increase to general and administrative expenses were the primary factors for the decrease in performance.

Comparison of the three months ended September 30, 1995 and 1994:

     Revenues for the three-month period ended September 30, 1995 (the "1996 Second Quarter") decreased $333,000 or 8% from revenues for the three-month period ended September 30, 1994 (the "1995 Second Quarter").

     Film rentals and royalties increased by 26% to $1,183,000 in the 1996 Second Quarter. The increase was due to $300,000 of revenues recognized from a specific customer agreement, which revenues constitute all of the revenues to be received with respect to such agreement.

     Revenues from equipment sales and related services for the 1996 Second Quarter decreased to $2.5 million from $3.1 million in the corresponding prior year period. The decrease in the number of Showscan Attraction orders in the 1996 Second Quarter and the preceding two quarters as compared to the corresponding prior year periods resulted in the decrease in revenues.

     Cost of revenues were 54% of revenues in the 1996 Second Quarter as compared to 70% in the 1995 Second Quarter. The resulting increase in gross profit was principally the result of a decrease in equipment costs and the increase in film rentals and royalties. The cost of revenues on equipment sales and related services dropped to 73% in the 1996 Second Quarter from 86% in the 1995 Second Quarter. The cost of the Company's film library is being amortized using the individual film forecast method which is based on estimated future revenues, as revised quarterly. Amortization of the film library for the 1996 Second Quarter and the 1995 Second Quarter was $159,000 and $167,000, respectively.

     General and administrative expenses of $1,891,000 for the 1996 Second Quarter represented a 28% increase over the prior year period. The increase is primarily attributable to the hiring of additional personnel for (i) the current and anticipated sales needs, (ii) the enhancement of existing product lines and
(iii) the development of new product lines.

     Depreciation and amortization remained relatively unchanged in the 1996 Second Quarter from the 1995 Second Quarter.

     The Company develops Showscan Attractions in which the Company retains an ownership interest of between 25% and 50%, and accounts for such investments under the equity method of accounting. The loss on investment in owned and operated theatres in the 1996 Second Quarter is primarily the result of operating losses, including initial start-up and marketing expenses at the Framingham theatres, offset by the combined operating profits from the Showscan Attractions at CityWalk, the Trocadero in London and Osaka.

     The Company's net loss increased in the 1996 Second Quarter to $490,000 from $356,000 in the 1995 Second Quarter. The decrease in equipment sales and related services, combined with the increase in general and administrative expenses were the primary factors for the decrease in performance.

Liquidity and Capital Resources:

     At September 30, 1995, the Company's working capital increased to $9,232,000 from $4,875,000 at March 31, 1995. The increase in working capital was primarily due to the completion of a financing transaction (as more fully described below) which was partially offset by the Company's funding of its ownership interest in the Showscan Attractions in Framingham and Osaka.

     Cash and cash equivalents at September 30, 1995 increased by $2,336,000 from March 31, 1995. The increase in cash from the financing transaction was primarily offset by (i) the final payment in April, 1995 of $3,131,000 under a subordinated note payable to Mr. Douglas Trumbull, the inventor of the Showscan process, and (ii) the funding of the two Showscan Attractions as described above. Accounts receivables, unbilled receivables on uncompleted equipment contracts and equipment sales inventory decreased by a combined 11%, while accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities increased by 16%. These changes are primarily attributable to the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments to customers and the related payments to vendors.

     Net cash used in the Company's investing activities was $504,000 for the Six Month Period. Substantially all of this amount was attributable to the additions made to the Company's film library and the purchase of equipment.

     Net cash provided by financing activities was $3,300,000 for the Six Month Period. During such period, the Company made in April, 1995 a payment of $3,131,000 under a subordinated note payable to Douglas Trumbull. Additionally, on September 1, 1995, the Company completed a $7,000,000 ($6,463,000 net of expenses) private placement of convertible notes through Banca del Gottardo, a European financial institution. The Company issued secured convertible notes with a conversion price of $5.75 per share, the closing price on the Nasdaq National Market on August 14, 1995, the transaction closing date. The notes are convertible at the option of the holder into 1,217,391 shares of Showscan common stock beginning on December 1, 1995. The notes have a four year maturity, bear interest at 8 percent with a semi-annual interest payment schedule commencing March 1, 1996 and are secured by specific assets of the Company although the security excludes the Company's film library and the capital stock of its subsidiaries. In addition to the above transactions, on September 30, 1995 the Company converted all of its outstanding Series A Convertible Preferred Stock into 165,380 shares of common stock. Each share of Series A Convertible Preferred Stock had a liquidation value of $4.00 and was converted into shares of common stock at a conversion rate of 1.1025 shares of common stock for each share of preferred stock.

     The Company believes that its working capital will be sufficient to fund the costs of operations for the next twelve months. The Company's revised business strategy includes new film productions, new product development and possible site acquisitions for owned and operated theatres. The Company plans to pursue further financing alternatives by one or more of the following means: the selling of securities, obtaining a line of credit from a banking institution, and/or forming strategic alliances or joint ventures. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On September 30, 1995, the Company converted all of its outstanding Series A Convertible Preferred Stock (150,000 shares) into 165,380 shares of common stock. Each share of Series A Convertible Preferred Stock had a liquidation value of $4.00 and was converted into shares of common stock at a conversion rate of 1.1025 shares of common stock for each share of preferred stock.

     On September 1, 1995, the Company completed a $7,000,000 private placement of convertible notes through Banca del Gottardo, a European financial institution. The Company issued secured convertible notes with a conversion price of $5.75 per share, the closing price on the Nasdaq National Market on August 14, 1995, the transaction closing date. The notes are convertible into 1,217,391 shares of Showscan common stock beginning on December 1, 1995. The notes have a four year maturity, bear interest at 8 percent with a semi-annual payment schedule and are secured by specific assets of the Company although the security excludes the Company's film library and the capital stock of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on August 17, 1995.
The matters voted upon at the meeting were (a) the election of a board of directors to serve until the next annual meeting of stockholders, and (b) the ratification of the appointment of Ernst & Young LLP as the independent auditors for the Company.

     The voting on each proposal was as set forth in the tables below.

     1.   Election of directors:

                                                               Withhold
                                               For             Authority
                                               ---             ---------
          William D. Eberle                 5,956,371            14,100
          William C. Soady                  5,957,971            12,500
          Charles B. Moss, Jr.              5,957,971            12,500
          Thomas R. DiBenedetto             5,957,971            12,500
          Kurt C. Hall                      5,955,171            15,300

     2. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 31, 1996.

                For             Against            Abstentions
                ---             -------            -----------
             5,955,929           8,200                6,342

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          None

(b)  Reports on Form 8-K

          The Company filed the following current report on Form 8-K during the quarter for which this report is filed:

          Current Report, dated September 1, 1995, Item 5.

          No financial statements were filed with the foregoing Report.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 10th day of November, 1995.


                                      Showscan Entertainment Inc.
                                              (Registrant)


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