Form 10-Q
period 1995-12-31
SHOWSCAN ENTERTAINMENT INC
filed 1996-02-14
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

 (Mark One)

  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended December 31, 1995 or

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

                                                       YES /X/      NO  /  /

    As of February 10, 1996, the Registrant had 5,480,324 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

             This report contains 16 consecutively numbered pages.

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX

                                                                                       Page
                                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 1995
and March 31, 1995                                                                        3

Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended December 31, 1995 and 1994                                   5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended December 31, 1995 and 1994                                                   6

Notes to the Condensed Consolidated Financial Statements                                  8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  10


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 15


Signatures                                                                               16

 PART I. - FINANCIAL INFORMATION

 ITEM 1. - FINANCIAL STATEMENTS

                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)


                                                      DECEMBER 31,        MARCH 31,
                                                         1995               1995
                                                        -------           -------
                                                      (unaudited)          (Note)

            ASSETS
            ------

Current assets:
   Cash and cash equivalents                            $ 7,504           $ 6,791
   Accounts receivable (net of allowances)                2,393             2,943
   Unbilled receivables on uncompleted
      equipment contracts                                 1,092               870
   Equipment sales inventory (Note 2)                     1,469             2,142
   Prepaid expenses and other current assets                315               110
                                                        -------           -------
Total current assets                                     12,773            12,856

Film library (net of amortization)                        1,412             1,394

Equipment and leasehold improvements (net
 of depreciation and amortization)                        1,427             1,728

Owned and operated theatres (Note 3)                      4,546             2,494

Patents and other intellectual properties (net of
 amortization)                                            1,879             2,204

Other assets, including note receivable
 from affiliated company                                  1,775             1,296
                                                        -------           -------

Total assets                                            $23,812           $21,972
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

                                   (continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)

                                                                            DECEMBER 31,      MARCH 31,
                                                                               1995            1995
                                                                             --------        --------
                                                                            (unaudited)        (Note)

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Accounts payable                                                          $    247        $    322
   Customer advances on uncompleted
    equipment contracts                                                         2,156           2,929
   Accrued expenses and other current liabilities                               1,695           1,609
   Subordinated note payable                                                     --             3,121
                                                                             --------        --------
Total current liabilities                                                       4,098           7,981
                                                                             --------        --------

8% convertible notes (Note 4)                                                   6,930            --

Stockholders' equity:
   Series A Convertible Preferred Stock, $.001 par
    value; 150,000 shares authorized, none and 150,000
    shares issued and outstanding, respectively                                  --              --
   Series C Convertible Preferred Stock, $.001 par value;
    100,000 shares authorized; 49,000 shares issued and
    outstanding                                                                  --              --
   Common stock, $.001 par value; 20,000,000 shares
    authorized; 5,426,412 and 5,242,859 shares issued and
    outstanding, respectively                                                       5               5
   Additional paid-in capital                                                  42,531          42,498
   Accumulated deficit                                                        (29,752)        (28,512)
                                                                             --------        --------
Total stockholders' equity                                                     12,784          13,991
                                                                             --------        --------
Total liabilities and stockholders' equity                                   $ 23,812        $ 21,972
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

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)


                                                 Three Months Ended              Nine Months Ended
                                                     December 31,                    December 31,
                                                  1995           1994            1995            1994
                                               ------------------------        ------------------------
                                                      (Unaudited)                    (Unaudited)

Revenues:
  Film rentals and royalties, net              $    852        $    966        $  3,955        $  3,099
  Equipment sales and related services            1,138           1,928           5,899           8,053
                                               --------        --------        --------        --------
                                                  1,990           2,894           9,854          11,152

Costs of revenues                                   844           1,398           4,818           6,737
                                               --------        --------        --------        --------
Gross profit                                      1,146           1,496           5,036           4,415

Costs and expenses:
  General and administrative expenses             1,678           1,367           5,340           4,235
  Depreciation and amortization                     239             277             727             782
                                               --------        --------        --------        --------
                                                  1,917           1,644           6,067           5,017
                                               --------        --------        --------        --------
Operating loss                                     (771)           (148)         (1,031)           (602)


Other income (expense):
  Equity in net operations of owned and
    operated theatres                               (77)            (52)           (190)            (95)
  Other income, including interest of
    $115, $50, $211, $121, respectively             137              50             235             307
  Interest and other expenses                      (159)            (33)           (254)            (92)
                                               --------        --------        --------        --------
                                                    (99)            (35)           (209)            120
                                               --------        --------        --------        --------


Net loss                                       $   (870)       $   (183)       $ (1,240)       $   (482)
                                               ========        ========        ========        ========


Net loss per common share (Note 5)             $   (.16)       $   (.03)       $   (.23)       $   (.10)
                                               ========        ========        ========        ========




See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     1995           1994
                                                                   ----------------------
                                                                         (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $(1,240)       $  (482)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                     727            782
     Amortization of film library                                      519            377
     Equity in net operations of owned and operated theatres           190             95
     Accrued interest on subordinated debt                             196             89
     Changes in operating assets and liabilities:
       Accounts receivable (net of allowances)                         550            215
       Equipment sales inventory                                       673           (158)
       Unbilled receivables on uncompleted equipment
          contracts                                                   (222)           635
       Prepaid expenses and other assets                              (205)           (37)
       Owned and operated theatres                                  (2,242)        (2,650)
       Accounts payable, accrued expenses and other
        current liabilities                                           (175)          (289)
       Customer advances on uncompleted equipment
        contracts                                                     (773)        (1,082)
                                                                   -------        -------

                 Net cash used in operating activities             $(2,002)       $(2,505)
                                                                   -------        -------
Cash flows from investing activities:
    Purchase of short term investments                                --           (2,632)
    Purchases of equipment and leasehold improvements                 (101)           (94)
    Additions to film library                                         (537)          (533)
    Other assets                                                        58             33
                                                                   -------        -------

                 Net cash used in investing activities             $  (580)       $(3,226)
                                                                   -------        -------



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                          1995           1994
                                                         ----------------------
                                                               (Unaudited)

  Balance forwarded                                      $(2,582)       $(5,731)
                                                         -------        -------

Cash flows from financing activities:
  Payments on subordinated note payable                   (3,131)          --
  Principal payment on royalty obligations                  --             (101)
  Proceeds from issuance of 8% convertible notes
   (net of expenses)                                       6,458           --
  Proceeds from issuance of preferred stock and
   warrants (net of expenses)                               --            2,312
  Proceeds from issuance of common stock (net
     of expenses)                                           --            4,094
  Proceeds from exercise of stock options                     30             12
  Other                                                      (62)          --
                                                         -------        -------
  Net cash provided by financing activities                3,295          6,317
                                                         -------        -------

  Net increase in cash and cash equivalents                  713            586

Cash and cash equivalents, beginning of period             6,791          1,128
                                                         -------        -------

Cash and cash equivalents, end of period                 $ 7,504        $ 1,714
                                                         =======        =======


Supplemental disclosures of cash flow information:
      Interest paid (included in subordinated note
       payment above)                                    $ 1,567        $  --
                                                         =======        =======

      Income taxes paid                                  $  --          $  --
                                                         =======        =======


See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1--Introduction:

         The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

Note 2--Equipment sales inventory:

         Equipment sales inventory, consisting primarily of film exhibition and simulation system equipment and related components, is valued at the lower of average cost or market.

Note 3--Owned and Operated theatres:

         The Company retains an ownership interest, ranging from 25% to 50%, in selected Showscan simulation theatre attractions ("Showscan Attractions") through various financing arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Los Angeles (November 1993), Trocadero in London (September 1994), Framingham, Massachusetts (May 1995) and Osaka, Japan (August 1995). Additionally, the Company is in construction of an owned and operated theatre in San Antonio, Texas which is scheduled to open in March, 1996. The Company accounts for its net ownership position under the equity method of accounting.

Note 4--8% Convertible Notes:

         On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate. Interest payments are scheduled to be made semi-annually commencing March 1, 1996. The notes are secured by specific assets of the Company, although the collateral excludes the Company's film library and the capital stock of its subsidiaries, which includes its owned and operated theatres. The notes are convertible at the option of the holder into 1,217,391 shares of the Company's common stock, $.001 par value per share (the "Common Stock"), at a conversion price of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date of August 14, 1995). In connection with this debt placement, $542,000 of costs were incurred and will be amortized over the life of the debt. In December 1995, holders exercised the option to convert $70,000 in face amount of notes into 12,173 shares of Common

Stock. Subsequently, an additional $250,000 and $60,000 were converted into 43,478 shares and 10,434 shares, respectively, of Common Stock in January and February, 1996, respectively.

Note 5--Loss per common share:

         Loss per common share for the three months ended December 31, 1995 and December 31, 1994 has been determined by using 5,418,341 and 5,242,859 weighted average shares of Common Stock, respectively. For the nine months ended December 31, 1995 and December 31, 1994, the weighted average shares of Common Stock to determine loss per common share were 5,304,612 and 5,011,655, respectively. The impact of Common Stock equivalents and potentially dilutive instruments, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

         The principal sources of Showscan Entertainment Inc.'s (the "Company") revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most of the Company's simulation theatre attractions ("Showscan Attractions"). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

         The Company's revenues and results of operations fluctuate quarterly within any fiscal year. Such quarterly fluctuations are a function of various factors, including the timing of delivery and installation of Showscan Attractions to independent owners and operators (pursuant to percentage-of-completion accounting), the specific configuration of the Showscan Attractions sold, the timing of film library license periods and renewals thereof, and the timing of sales and marketing efforts and related expenditures. Equipment sales will likely continue to experience quarterly fluctuations as they are substantially dependent on customers' varying ordering, delivery and installation requirements.

         The Company believes that as its installed base of Showscan Attractions continues to expand, these seasonality factors will gradually diminish.

Comparison of the nine months ended December 31, 1995 and 1994:

         Revenues for the nine-month period ended December 31, 1995 (the "Nine Month Period") decreased by $1,298,000 or 12% from revenues for the nine-month period ended December 31, 1994. The increase in film rentals and royalties of $856,000 was offset by the decrease in equipment sales and related services of $2,154,000.

         Film rentals and royalties increased by 28% to $3.96 million for the Nine Month Period. The increase was due primarily to the increase in the installed base of operating Showscan Attractions and $685,000 of revenues recognized from two specific customer agreements, which revenues constitute all of the revenues to be received with respect to such agreements. Revenues from film rentals and royalties are based on new license agreements as well as renewals of existing agreements and results can fluctuate from quarter to quarter, with such fluctuations being a result of the seasonality in the way that licensing agreements are entered into and how the license agreements themselves are structured. On an annual basis, film rentals and royalties should increase over time as the number of operating Showscan Attractions increases.

         Revenues from equipment sales and related services for the Nine Month Period decreased to $5.9 million from $8.1 million in the nine-month period ended December 31, 1994. The decrease can be attributed to a decrease in the number of Showscan Attractions ordered during the Nine Month Period as compared to the corresponding prior year period. The number of Showscan Attractions ordered decreased from six in the nine-month period ended December 31, 1994 to two in the Nine Month Period. Furthermore, during the three-month period ended December 31, 1995 ("1996 Third

Quarter"), the order, delivery and installation dates of three Showscan Attractions were delayed from the 1996 Third Quarter to the three-month period ended March 31, 1996 ("1996 Fourth Quarter"). Accordingly, there was no revenue recognized from these sales in the 1996 Third Quarter; however, future quarters will be positively impacted. Equipment sales and related services includes $360,000 of revenues recognized as a result of the expiration under a customer agreement of a required installation period for a particular site. Additionally, the Company has recently announced a new product line called "ShowMax," a complete 15/70 giant screen theatre package that includes state-of-the-art rolling loop projectors, screens, sound systems, synchronization, show control and theatre design. The Company anticipates that the ShowMax product line will have a positive impact on sales in future quarters.

         The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor cost incurred to date bears to the estimated total labor cost of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as Showscan records revenues under this method rather than on the date that the sale agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of six to seven months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales, (ii) the schedule of the build out of the Showscan Attractions and (iii) the shipment, delivery and installation of the equipment and related services.

         Cost of revenues were 49% of revenues in the Nine Month Period as compared to 60% in the nine-month period ended December 31, 1994. The resulting increase in gross profit from 40% to 51% was principally the result of the increase in film rentals and royalties, as the cost of revenues on equipment sales and related services remained fairly constant at 82% of revenues in the Nine Month Period and 84% in the nine-month period ended December 31, 1994. The Company's film library is being amortized using the individual film forecast method which is based on estimated future revenues, as revised quarterly. Amortization expense of the film library for the Nine Month Period and the nine-month period ended December 31, 1994 was $519,000 and $377,000, respectively. The increase in amortization was due primarily to the addition of new films to the Company's film library during the past twelve months and the corresponding amortization of such films.

         General and administrative expenses of $5,340,000 for the Nine Month Period represented a 26% increase over the $4,235,000 reported in the nine-month period ended December 31, 1994. This increase was primarily a result of the Company's hiring of additional personnel to meet the anticipated levels of Showscan Attractions sales. During the Nine Month Period, Company management also made a decision to enhance the quality of existing product lines and to develop new product lines, both of which involved the continuing employment and hiring of key personnel in the Company's engineering and technology departments, even in light of the delay in Showscan Attraction orders. The Company believes that there is a cost savings by performing such projects in-house, versus contracting with outside vendors.

         Depreciation and amortization remained relatively unchanged during the Nine Month Period from the nine-month period ended December 31, 1994.

         The Company develops, through various financing arrangements, Showscan Attractions in which the Company has an ownership interest and accounts for its net ownership position using the equity method of accounting. The equity loss of $190,000 on the net operations of owned and operated theatres for the Nine Month Period increased by $95,000 or 100% from the nine-month period ended December 31, 1994 and is primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future owned and operated theatre locations, (ii) operating losses, including initial start-up and marketing expenses at the Framingham theatres (opened in late May 1995), and
(iii) the combined operating profits of the owned and operated Showscan Attractions at CityWalk, the Trocadero in London, and Osaka. Showscan earns film rental and royalties and management fees from owned and operated theatres which is recorded separately in the accompanying condensed consolidated statements of operations, thereby inherently increasing the operating expenses at the specific owned and operated theatres.

         The Company's net loss increased in the Nine Month Period to $1,240,000 from $482,000 in the nine-month period ended December 31, 1994. The decrease in equipment sales and related services combined with the increase in general and administrative expenses were the primary factors for the decrease in performance.

Comparison of the three months ended December 31, 1995 and 1994:

         Revenues for the 1996 Third Quarter decreased $904,000 or 31% from revenues for the three-month period ended December 31, 1994 (the "1995 Third Quarter").

         Film rentals and royalties decreased by 12% to $852,000 in the 1996 Third Quarter due to a fluctuation in license renewals.

         Revenues from equipment sales and related services for the 1996 Third Quarter decreased to $1.1 million from $1.9 million in the 1995 Third Quarter. The decrease in the number of Showscan Attraction orders in the 1996 Third Quarter and the preceding two quarters as compared to the corresponding prior year periods and the delay in order, shipment, delivery and installation dates of three Showscan Attractions from the 1996 Third Quarter to the 1996 Fourth Quarter resulted in the decrease in revenues. Please see the analysis of equipment sales and related services for the Nine Month Period set forth above, for a broader explanation.

         Cost of revenues was 42 % of revenues in the 1996 Third Quarter as compared to 48% in the 1995 Third Quarter. The cost of revenues on equipment sales and related services was steady at 74% in the 1996 Third Quarter and 73% in the 1995 Third Quarter. The cost of the Company's film library is being amortized using the individual film forecast method which is based on estimated future revenues, as revised quarterly. Amortization of the film library for the 1996 Third Quarter and the 1995 Third Quarter was $160,000 and $110,000, respectively. The increase in amortization was due primarily to the addition of new films to the Company's film library during the past twelve months and the corresponding amortization of such films.

         General and administrative expenses of $1,678,000 for the 1996 Third Quarter represented a 23% increase over the 1995 Third Quarter. The increase is primarily attributable to the Company's hiring of additional personnel to meet the anticipated levels of Showscan Attractions sales, to enhance the Company's existing product lines and to develop new product lines. Please see the analysis of general and administrative expenses for the Nine Month Period set forth above, for a broader explanation.

         Depreciation and amortization remained relatively unchanged in the 1996 Third Quarter from the 1995 Third Quarter.

         A significant portion of the $77,000 loss on the net operations of owned and operated theatres in the 1996 Third Quarter is the result of expenses incurred in connection with the acquisition and development of future owned and operated theatres. This expense plus operating losses, including initial start-up and marketing expenses, at the Framingham theatres, was offset by the combined operating profits from the Showscan Attractions at CityWalk, the Trocadero in London and in Osaka. Please see the analysis of owned and operated theatre operations for the Nine Month Period set forth above, for a broader explanation.

         The Company's net loss increased in the 1996 Third Quarter to $870,000 from $183,000 in the 1995 Third Quarter. The decrease in equipment sales and related services, combined with the increase in general and administrative expenses were the primary factors for the decrease in performance.

Liquidity and Capital Resources:

         At December 31, 1995, the Company's working capital increased to $8,675,000 from $4,875,000 at March 31, 1995. The increase in working capital was primarily due to the completion of a financing transaction (as more fully described below) which was partially offset by the Company's payment of a subordinated note payable and the funding of its ownership interests in the Showscan Attractions in Framingham and Osaka.

         Cash and cash equivalents at December 31, 1995 increased by $713,000 from March 31, 1995. The increase in cash from the financing transaction was primarily offset by (i) the final payment in April, 1995 of $3,131,000 under a subordinated note payable to Mr. Douglas Trumbull, the inventor of the Showscan process, and (ii) the funding of the Company's ownership interests in the Showscan Attractions in Framingham and Osaka. Accounts receivables, unbilled receivables on uncompleted equipment contracts and equipment sales inventory decreased by a combined 17%, while accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities increased by 16%. These changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

         Net cash used in the Company's investing activities was $580,000 for the Nine Month Period. Substantially all of this amount was attributable to the additions made to the Company's film library and the purchase of equipment.

         Net cash provided by financing activities was $3,295,000 for the Nine Month Period. During such period, the Company made in April, 1995 a payment of $3,131,000 under a subordinated note payable to Douglas Trumbull. Additionally, on September 1, 1995, the Company completed a $7,000,000 ($6,458,000 net of expenses) private placement of convertible notes through Banca del Gottardo, a European financial institution. The Company issued secured convertible notes with a conversion price of $5.75 per share (the closing price on the Nasdaq National Market on August 14, 1995, the transaction closing date). The notes are convertible at the option of the holder into 1,217,391 shares of Common Stock. In December, 1995, $70,000 in face amount of the notes was converted into 12,173 shares of Common Stock. Subsequently, an additional $250,000 and $60,000 were converted into 43,478 shares and 10,434 shares, respectively, of Common Stock in January and February, 1996, respectively. The notes have a four year maturity, bear interest at 8 percent per annum with a semi-annual interest payment schedule commencing March 1, 1996 and are secured by specific assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its owned and operated theatres. In addition to the above transactions, on September 30, 1995 the Company converted all of its outstanding Series A Convertible Preferred Stock into 165,380 shares of Common Stock. Each share of Series A Convertible Preferred Stock had a liquidation value of $4.00 and was converted into shares of Common Stock at a conversion rate of 1.1025 shares of Common Stock for each share of preferred stock.

         The Company believes that its working capital will be sufficient to fund the costs of operations for the next twelve months. The Company's business strategy includes new film productions, new product development and new product lines, enhancement of existing product lines and possible site acquisitions for additional owned and operated theatres. The Company plans to pursue further financing alternatives by one or more of the following means: the selling of securities, obtaining a line of credit from a banking institution, and/or forming strategic alliances or joint ventures. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On September 1, 1995, the Company completed a $7,000,000 private placement of convertible notes through Banca del Gottardo, a European financial institution. The Company issued secured convertible notes with a conversion price of $5.75 per share (the closing price on the Nasdaq National Market on August 14, 1995, the transaction closing date). The notes are convertible into 1,217,391 shares of Common Stock. The notes have a four year maturity, bear interest at 8 percent with a semi-annual payment schedule and are secured by specific assets of the Company although the security excludes the Company's film library and the capital stock of its subsidiaries.

         In December 1995, holders exercised the option to convert $70,000 in face amount of the notes into 12,173 shares of Common Stock. Subsequently, an additional $250,000 and $60,000 were converted into 43,478 shares and 10,434 shares, respectively, of Common Stock in January and February, 1996, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
         None

(b)  Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 12th day of February, 1996.

                                                 Showscan Entertainment Inc.
                                                     (Registrant)

                                      By /s/ DENNIS POPE
                                         ---------------------------------------
                                           Dennis Pope
                                            Executive Vice President
                                            - Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)

                                      By /s/ GREGORY W. BETZ
                                         ---------------------------------------
                                           Gregory W. Betz
                                            Vice President - Director of Finance
                                               (Authorized Officer and Principal
                                                Accounting Officer)