Form 10-K
period 1996-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1996-07-01
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

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

Securities registered pursuant to
Section 12(b) of the Act:                                   NONE

Securities registered pursuant to
Section 12(g) of the Act:                                  TITLE OF EACH CLASS
                                                           Common Stock,
                                                           $.001 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         YES    X               NO
               ---                   ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 1996 was approximately $32,262,224 (based on last NASDAQ-reported sale price of $6.50 per share of Common Stock on that date). There were 5,563,799 shares of registrant's common stock outstanding as of June 20, 1996.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

                                TABLE OF CONTENTS

Item                                                                                                           Page

                                                      Part I
1.       Business...............................................................................................  3

2.       Properties............................................................................................  18

3.       Legal Proceedings....................................................................................   18

4.       Submission of Matters to a Vote of Security Holders..................................................   19


                                                      Part II

5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................     20

6.       Selected Financial Data.............................................................................    21

7.       Management's Discussion and Analysis of Financial

           Condition and Results of Operations...............................................................    22

8.       Financial Statements and Supplementary Data..........................................................   29

9.       Changes in and Disagreements with Accountants

           on Accounting and Financial Disclosure............................................................    29


                                                     Part III

10.      Directors and Executive Officers of the Registrant....................................................  30

11.      Executive Compensation................................................................................  30

12.      Security Ownership of Certain Beneficial Owners and Management........................................  30

13.      Certain Relationships and Related Transactions........................................................  30


                                                      Part IV

14.      Exhibits, Consolidated Financial Statement Schedules,

           and Reports on Form 8-K............................................................................   31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions to the rapidly expanding out-of-home entertainment market. The Company's motion simulation theatre attractions ("Showscan Attractions") combine the exhibition of a short action Showscan film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates the experience of "thrill ride" or action entertainment (such as riding a run-away train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides. Recently, the Company entered another expanding market with the introduction of its new "ShowMax(TM)" 15/70 format giant screen theatre package.

         As of June 20, 1996, the Company had 54 Showscan Attractions operating in 20 countries, had 11 additional Showscan Attractions in its delivery and installation backlog, and has contractual commitments for an additional 27 Showscan Attractions in its backlog. The Company includes in its backlog all sales for which it has a signed agreement or letter of intent, in each case supported by a letter of credit, cash deposits or damage provisions. Until November 1993, all Showscan Attractions were owned and operated by unaffiliated third parties. Since then, ventures in which the Company has a 25% to 50% ownership interest have opened motion simulation theatres ("O&O Theatres") at Universal CityWalk, Universal City, California; in the Trocadero Arcade at Piccadilly Circus, in London, England; at General Cinema's 14-screen theatre multiplex in Framingham, Massachusetts; on the Riverwalk in San Antonio, Texas and at the Asian Trade Center in Osaka, Japan.

         As part of its business, the Company produces and licenses specialty films in the Showscan process which are then exhibited in conventional theatres equipped to show Showscan films. The Company also develops and markets all of the cameras, projectors, motion bases and other equipment necessary to establish and operate Showscan Attractions and Showscan specialty theatres. The Company has 5 permanent specialty theatres operating as of June 20, 1996.

         The Company was incorporated in Delaware in August 1984 under the name Showscan Film Corporation. In August 1990, the Company's name was changed to Showscan Corporation, and in August 1994 the name was changed again to Showscan Entertainment Inc. The Company's principal executive office is located at 3939 Landmark Street, Culver City, California 90232. The Company's telephone number at its executive office is (310) 558-0150. Unless the context otherwise requires, the term "Company" as used in this Report refers to Showscan Entertainment Inc. and its wholly owned subsidiaries, Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc., Showscan Framingham, Inc. and Showscan Entertainment B.V.

BUSINESS STRATEGY

         The Company believes that there is a rapidly increasing worldwide consumer demand for a variety of out- of-home entertainment options. The Company plans to capitalize on its position as a leader in the entertainment motion simulation attraction business and on the growing demand for entertainment alternatives by making its movie-based products available to consumers worldwide at high-visibility and high-traffic locations, such as urban entertainment complexes, tourist destinations, family entertainment centers, amusement/theme parks, movie theatre complexes, gaming casinos, and shopping centers.

         The Company has focused its primary business strategy on the development of high-margin recurring revenues from licensing and distributing movie-based software to third-party owner/operators of Showscan Attractions and from ticket sales at, and licensing of its movie-based software to, O&O Theatres. The Company is also committed to enhancing the recognition of the Showscan(R) brand name worldwide. The Company's current strategies to achieve this objective are as follows:

         INCREASE FILM RENTALS AND ROYALTIES BY INCREASING THE INSTALLED BASE OF SHOWSCAN ATTRACTIONS. The Company seeks to increase the revenues derived from licensing its Showscan films by enlarging the installed base of Showscan Attractions and specialty theatres. As this installed base grows, each Showscan film will be licensed to a greater number of exhibitors thereby increasing revenue, while amortizing the fixed film production costs over a larger revenue base. To increase the installed base of Showscan Attractions, the Company is:

                    (i) Marketing to a wide range of potential customers worldwide while maintaining reasonable profit margins;

                   (ii) Enhancing and expanding its film library utilizing a combination of internal production resources, contract production and partnership arrangements;

                  (iii) Enhancing its proprietary projection and motion base technology;

                   (iv) Entering into additional strategic sales arrangements in Europe, Southeast Asia and certain other countries to supplement existing strategic agreements which cover Japan, Hong Kong and selected portions of China; and

                    (v) Emphasizing sales having multi-location possibilities. (To date, the Company has sold 16 Showscan Attractions to Imagine Japan, 10 Showscan Attractions in Taiwan to Kings Entertainment Co., Ltd., four Showscan Attractions in China to Jenor International, 24 Showscan Attractions to United Artists Theatre Circuit, Inc. ("UA"), two Showscan Attractions to Boomtown Hotel and Casino, two Showscan Attractions to Ster-Kinekor in South Africa, two Showscan Attractions to Lotte World in Korea and two Showscan Attractions to Parc du Futuroscope in France.)

         ESTABLISHING ADDITIONAL O&O THEATRES. The Company plans to participate directly in the recurring revenues from ticket sales and film distribution and licensing by increasing its ownership of Showscan Attractions. Although the start-up and the pre-opening marketing and advertising costs of O&O Theatres are sometimes high (which costs the Company intends to defray in part through strategic alliances), the variable costs of ticket sales are low. The Company plans to increase its number of O&O Theatre sites by continuing to enter into venture agreements to open O&O Theatres in high traffic, high visibility locations around the world.

         The first O&O Theatre opened at Universal CityWalk in Universal City, California in late November 1993; the second O&O Theatre (which contains two separate screens) opened in late September 1994 at the Trocadero Arcade at Piccadilly Circus, London, England; the third O&O Theatre (which contains two separate screens) opened in late May 1995 at a General Cinema 14-screen theatre multiplex in a suburb of Boston, Massachusetts; the fourth O&O Theatre (a joint venture with Imagine Japan) opened in August, 1995 at the Asian Trade Center in Osaka, Japan; and the fifth O&O Theatre opened in March, 1996 on the Riverwalk in San Antonio, Texas. UA has agreed to offer to the UA Venture (as defined below) up to 24 sites at anytime prior to August 19, 1999 as locations for O&O Theaters. On behalf of the UA Venture, the Company has the right to accept or reject any such potential site. The Company also has entered into an agreement with UA that gives the Company (on behalf of the UA Venture) the right of first negotiation with respect to any additional Showscan Attraction to be installed in any UA theatre complexes. See "Item 1. Business -- Motion Simulation Attractions -- Owned and Operated Theatres -- The United Artists Venture," below.

         The Company intends to continue forming strategic alliances for the financing of its O&O Theatres in order to leverage its own capital into an increased number of O&O Theatres. In order to pursue the strategic alliances portion of its new business strategy, the Company has entered into several alliances that provide the Company with the capability of acquiring and financing Showscan Attractions for its own account. See "Item 1. Business -- Motion Simulation Attractions -- Owned and Operated Theatres," below.

         PURSUE OTHER BUSINESS OPPORTUNITIES. In addition to increasing the base of Showscan Attractions and specialty theatres, another objective of the Company is to explore and exploit other commercial and entertainment opportunities and revenue sources.

         During late Fiscal 1996, the Company introduced a new product line called "ShowMax(TM)," a complete 15/70 film format giant screen theatre package that includes state-of-the-art rolling loop projectors, screens, sound systems, synchronization, show control and theatre design. It is anticipated that the ShowMax product line will have a positive impact on revenue in future years.

         In addition, the Company believes that its current and future library of motion simulation and specialty films will become increasingly more valuable. Accordingly, the Company plans to significantly increase the number of films it produces, distributes and owns by producing at least three new films annually. During the past fiscal year, the Company released three motion simulation films, and the Company has completed principal photography on one film and has another in production, seven additional simulation films under active development and numerous other simulation films in various stages of development. The Company also is actively pursuing various financing alternatives, including limited partnerships and other similar arrangements to finance the production of additional Showscan motion simulation attraction films. In addition, the Company may produce and/or acquire films that were not filmed using the Showscan process for exhibition in the Company's high definition motion simulation theatre attractions and for distribution to non-Showscan motion simulation attractions.

         The Company believes that the Showscan process can also be used to enhance the effectiveness, appeal and commercial potential of other filmed products, including feature-length motion pictures, specialty films, commercial and corporate presentations, educational films, documentaries and other forms of entertainment, such as interactive and virtual reality attractions. In addition, the Company is exploring potential additional entertainment applications of the Showscan process, including the development of video games based on its existing and future film products.

         The Company plans to enter into additional strategic alliances, joint ventures and other similar arrangements (i) to facilitate the production of its motion-based software, (ii) to expand the out-of-home entertainment venues in which its products can be exhibited, (iii) to reduce financial risks, and (iv) to expand the Company's access to distribution networks, urban entertainment locations and destination centers, and technological innovations. The Company is currently considering alliances with motion picture exhibitors, retail shopping center developers and operators, and others for the establishment of additional Showscan Attractions and specialty theatres in motion picture multiplexes, shopping malls, casinos and other gaming venues, and other high-traffic locations and destinations. Furthermore, the Company may consider the acquisition of other companies in its line of business or in other businesses.

THE MOTION SIMULATION AND SPECIALTY FILM LIBRARY

         The Company derives revenues in the following ways from its film library: (i) a royalty fee for use of the patented Showscan filming and projection process, (ii) a distribution fee based on the revenues derived from all films that are not solely owned by the Company; and (iii) receipt of all or a percentage of the licensing revenues remaining after the payment of any distribution fees or expenses. The amount the Company receives from co-owned films varies, and is based on the participation agreements negotiated with the other owners of the films.

         The Company's film library consists of two film libraries -- a motion simulation film library and a specialty film library. The motion simulation film library is one of the world's largest entertainment motion simulation film libraries and currently contains 22 action/thrill-ride films available for use by operators of Showscan Attractions, and the specialty film library contains 16 Showscan specialty films available for exhibition in specialty theatres. The Company is the sole owner of thirteen of the motion simulation films, a joint owner of seven motion simulation films and the distributor of two motion simulation films wholly-owned by an unaffiliated Showscan Attraction operator. Of the 16 Showscan specialty films, seven are owned by the Company.

         The Company finished production of the motion simulation film "Dracula's Haunted Castle" (a ride through an old, ghost-infested castle) during the past fiscal year. The film library also consists of such films as "Cosmic Pinball" (depicting a race through a giant, futuristic pinball park), and the highly-acclaimed "Devil's Mine Ride" (a ride through an abandoned mine on a runaway rail car), and such live-action films as "Hong Kong Havoc" (involving a speedboat chase through Hong Kong Harbor). The Company now owns 100% of "Cosmic Pinball" and increased its ownership of "Devil's Mine Ride" from 43% to 57% pursuant to acquisitions from certain of the films' producers during the fiscal year ended March 31, 1996.

         The films that the Company produces are either fully financed by third parties or produced and financed by the Company. When the Company produces films, it typically hires a production company or team of talent specialists on a project-by-project basis, similar to the major movie studios. This allows the Company to retain creative and quality control without the burden of significant ongoing production overhead expenses. As the film's producer, the Company typically has control over the creative and technical aspects of the production and is designated as the film's exclusive distributor.

         The Company has obtained the exclusive, perpetual worldwide right to distribute in the Showscan format all of the Showscan motion simulation films and specialty films that are not owned by the Company, except that in certain circumstances the Company does not own the right to distribute such films in the country in which the owner of the distributed film is located.

         The Company has transferred 14 of the Showscan motion simulation films to high-definition video for exhibition in HD Simulation Attractions.

         The Company's specialty film library consists of such films as "Niagara Wonders", a 23-minute Showscan film produced for exhibition in a permanently erected 300-seat theatre in Niagara Falls, New York; "France", a 40-minute Showscan film that was produced by Source Perrier for the 1989 bicentennial celebration of the French revolution and exhibited in a first-run theatre in Paris, France; and "Discovery", a 16-minute Showscan film produced by the government of British Columbia and exhibited in a temporary specialty theatre at the Expo '86 World's Fair in Vancouver, Canada. Two Showscan specialty films, "Nature Rediscovered" and "Concerto for the Earth", were in exhibition at temporary Showscan specialty theatres at the Expo '92 World's Fair in Seville, Spain. Both films explore biodiversity, ecological awareness and the fragile balance of nature. "Concerto for the Earth" is the first Showscan film in 3-D; however, the film can be exhibited in the standard 2-D format.

MOTION SIMULATION ATTRACTIONS

         A Showscan Attraction is a theatre (typically 18 to 84 seats) in which the on-screen action of a short Showscan film is synchronized with the motion of the theatre seats to simulate various realistic or action experiences. The Showscan Attraction "rides" are short, approximately four-to-five-minute entertainment experiences. Each Showscan Attraction is equipped with a high-quality, multi-channel sound system and a seat motion system (motion base). Motion bases are available in various theatre configurations to suit the needs of the various locations, and are manufactured by Intamin, A.G., McFadden Systems, Inc., Thomson Training and Simulation, and others. The potential market for motion simulation theatre attractions includes any location with high pedestrian traffic, including tourist attractions, amusement parks, theme parks, resorts, large regional shopping centers, motion-picture multiplexes, urban entertainment centers, and hotel casinos.

         Showscan Attractions are either the standard film-based theatres in which the Company's 70mm motion simulation films are exhibited using the Company's patented projector, or are HD Simulation Attractions in which the motion simulation films are projected using standard, commercially available high-definition video projection equipment. To date, most Showscan Attractions have exhibited Showscan motion simulation films using 70mm film and the Company's projectors. However, the Company has seen increasing demand for its HD Simulation Attractions in which the Showscan films are transferred to a high-definition video format on laser discs and projected using high definition video projectors. See "Item 1. Business -- Equipment," below. Because the Showscan film is transferred directly frame-to-field to high-definition video, the Company believes that the image projected is the sharpest image available in that format. The HD Simulation Attractions, when combined with any of the available motion bases, utilize less space than the standard film-based Showscan Attractions. Due to the lesser space requirements of HD Simulation Attractions, such Showscan Attractions can be installed in locations previously not feasible.

         The Company licenses its films and, in standard film-based motion simulation theatre attractions, sells its Showscan projection equipment to third party owners and operators of Showscan Attractions. The Company is the sole source of both the film projectors used to exhibit Showscan motion simulation films and the show control system. In addition, the Company generally sells the motion bases, control panels, video equipment and other equipment used in the Showscan Attractions and assists in installing the attraction. Licensees of the Company's motion simulation films are not obligated to purchase the motion bases or the other equipment and services offered by the Company. Other than the patented Showscan film projectors and the Company's show control system, all motion simulation equipment, including the various motion bases, the sound system and the video projection equipment, can be purchased by the third party owner/operator from other sources. The initial term of the Company's licensing agreements generally range from two to five years (normally with fixed or minimum annual royalty payments and film rental obligations).

         Historically, Showscan Attraction installations outside North America have represented a significant portion of the Company's revenues (constituting 61%, 68% and 75% of the Company's revenues for the fiscal years ending March 31, 1996, 1995 and 1994, respectively). The Company's goal is to balance the number of North American and international Showscan Attractions installed worldwide by increasing sales of Showscan Attractions in North America.

         As of March 31, 1996, Showscan Attractions have been sold or licensed in the United Kingdom, Denmark, Spain, Hong Kong, People's Republic of China, United States, Canada, Argentina, Japan, South Korea, Taiwan, Indonesia, Singapore, France, Belgium, Italy, South Africa, United Arab Emirates, the Philippines and Germany. The Showscan Attractions sold in Japan have been purchased or distributed by Imagine Japan, Inc. ("Imagine"), which has exclusive distribution rights to Showscan Attractions in Japan through December 31, 1996. See "Item 1. Business -- Sales and Marketing," below.

         OWNED AND OPERATED THEATRES. In 1993, the Company began developing and operating Showscan Attractions in which the Company has an ownership interest. These O&O Theatres have, to date, been established through various strategic alliances, as follows:

                  The United Artists Venture. Under the terms of a Joint Venture Agreement dated as of August 19, 1994 (the "Joint Venture Agreement"), the Company and UA have agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The dates for the capital contributions are to be agreed upon by the venture partners, which dates will depend on the actual build-out schedule of each project. UA and the Company are required to equally contribute additional capital as necessary for all projects undertaken by the UA Venture.

         The Company is managing partner of the UA Venture while UA is the administrative partner. The Company, as managing partner, will implement all decisions of the UA Venture and, together with UA, develop the business plan and long-term strategic plans for the UA Venture. UA, as administrative partner, will be responsible for all financial aspects of the UA Venture, including overseeing record keeping and other financial matters.

         Pursuant to a Theater Rights Agreement dated as of August 19, 1994, as amended (the "Theater Rights Agreement"), UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites at any time prior to August 19, 1999 for the installation of Showscan Attractions in existing or to-be-built UA theatre complexes. If the UA Venture declines to acquire a particular location, then UA must install a Showscan motion simulation attraction theatre at the first 24 sites that the UA Venture declines to acquire. Whenever UA or the UA Venture builds a Showscan Attraction theatre, such entity will have the exclusive rights to exhibit Showscan motion simulation attraction films within a pre-agreed area surrounding such location. Also, pursuant to a Master Management and Development Agreement, dated as of August 19, 1994, by and among the Company, UA and the UA Venture (the "Master Management Agreement"), UA will develop and coordinate the construction of new and/or the conversion of existing theatres to Showscan Attractions and will manage each theatre pursuant to pre-negotiated terms. The Master Management Agreement expires on August 19, 1999, unless the Theater Rights Agreement is extended, in which case the Master Management Agreement will be extended for the same period. The UA Venture, in turn, has agreed to accept prior to August 19, 1999 at least one of the theatre sites offered to it by UA. The Company has agreed to pre-negotiated terms for the sale of Showscan equipment, installation, servicing and the licensing of Showscan motion simulator films. The Company will also make available to both the UA Venture and UA its library of specialty films which utilize the patented Showscan process, to the extent that either the UA Venture or UA builds or converts existing theatres into specialty theatres for the exhibition of specialty films. The Theater Rights Agreement contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations and that require the Company to make payments to UA if the UA Venture is unable to meet certain of its obligations.

         To date, UA has offered to the UA Venture two sites at new or existing UA movie theatre multiplexes. The UA Venture has declined the two sites, and therefore, UA is currently in the process of constructing for its own account Showscan Attractions at the two sites and is also in the process of preparing offers for six additional sites to the UA Venture.

                  Moss/DiBenedetto Ventures. The Company and affiliates of certain of its directors entered into (i) the Showscan CityWalk Venture (the "CityWalk Venture"), a venture formed solely to own and operate an O&O Theatre in Universal City, California and (ii) the Showscan Attractions Venture, a venture formed for the purpose of, directly or through other jointly-owned entities, developing, owning and operating additional O&O Theatres throughout the world (the "Attractions Venture", and together with the CityWalk Venture, the "Moss/DiBenedetto Ventures").

                  The CityWalk Venture. The first O&O Theatre opened in November 1993 at Universal CityWalk, adjacent to Universal Studios in Universal City, California. This O&O Theatre is owned by the CityWalk Venture, a venture 50% owned by Showscan CityWalk, Inc. (a wholly owned subsidiary of the Company), 25% owned by Moss Family LA Corp., a California corporation, and 25% owned by DiBenedetto CityWalk Limited Partnership, a Delaware limited partnership (collectively, the "Investors"). Moss Family LA Corp. and DiBenedetto CityWalk Limited Partnership are controlled by Mr. Charles B. Moss, Jr. and Mr. Thomas R. DiBenedetto, respectively. Mr. Moss and Mr. DiBenedetto are directors and stockholders of the Company. See "Item 10. Directors and Executive Officers of the Registrant," below. The term of the CityWalk Venture expires on December 31, 2050.

         Universal CityWalk is a diversified-use entertainment/shopping facility that is owned by MCA Development Company, a division of MCA Inc. ("MCA"). The facilities are leased from MCA pursuant to a profit sharing lease (the "Lease") under which MCA paid approximately one-half of the total tenant costs of the theatre (as defined), which costs included the projection equipment and the motion bases. The Lease expires in November 2002, subject to options to extend the Lease for three five-year periods. In general, the CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow (as defined) from the operations of the theatre. Accordingly, the CityWalk Venture will retain 50% of the cash flow from the theatre's operations. The base rent will be adjusted annually based on the percentage increase in the consumer price index up to a maximum of 5% per year. Of the 50% of cash flow retained by CityWalk Venture, 50% will be retained by the Company and 50% will be paid to the Investors. Thus, the Company's share of the total cash flow from the theatre's operations will be 25% plus the annual film rentals, royalties and management fees that the CityWalk Venture is separately required to pay the Company, each of which is subject to annual increases based on the consumer price index up to a maximum of 5% per year.

                  The Attractions Venture. The parties to the Attractions Venture are (i) Showscan Attractions, Inc., a wholly owned California subsidiary of the Company and the managing partner of the Attractions Venture, (ii) Moss Family O&O Corp., a California corporation controlled by Mr. Moss (the "Moss Partner"), and (iii) DiBenedetto O&O Limited Partnership, a Delaware limited partnership controlled by Mr. DiBenedetto (the "DiBenedetto Partner").

         The Attractions Venture agreement states that the parties intend to develop, own and operate O&O Theatres through the Attractions Venture or through other corporations, joint ventures, partnerships or other entities to be owned by the parties to the Attractions Venture. The agreement further provides that if any O&O Theatre is owned by any such other corporation, venture, partnership or other entity, the partners to the Attractions Venture shall own and operate such other entity on the same terms and conditions as the agreement of the Attractions Venture.

         Pursuant to a Proprietary Property Acquisition and Management Agreement, dated as of September 27, 1993, between the Company and the Attractions Venture, the Company granted to the Attractions Venture rights to utilize proprietary property and rights of the Company in connection with the development and operation of additional O&O Theatres. Under the terms of this agreement, the Company will manage any and all Showscan Attractions developed and operated by the Attractions Venture. The Attractions Venture is required to purchase simulation equipment and license Showscan motion simulation films from the Company on terms and conditions that are substantially the same as those offered to unaffiliated third parties, except that the Attractions Venture receives a discount on certain equipment prices and film rental and royalty fees. Moss Entertainment Corp., a corporation controlled by Moss, and DiBenedetto Corp., an affiliate of DiBenedetto, were retained by the Attractions Venture to provide certain services in connection with the acquisition of properties for the additional O&O Theatres and the disposition of those theatres. For such services, Moss Entertainment Corp. and DiBenedetto Corp. are to receive fees upon the sale or other disposition of certain of the O&O Theatres developed by the Attractions Venture. The term of the Attractions Venture expires on December 31, 2050.

         The Attractions Venture agreement further provides that neither the Company, the Moss Partner, nor the DiBenedetto Partner may develop, own or operate any additional Showscan Attractions without first offering all of the other parties to the Attractions Venture the opportunity to invest in such additional Showscan Attractions in proportion to each party's Percentage Interest (as defined below). No party is, however, obligated to invest in any such additional Showscan Attractions. If the parties to the Attractions Venture do not collectively contribute all funds necessary to establish and operate any such additional Showscan Attraction, the parties may admit additional unaffiliated investors as part owners of the additional Showscan Attraction.

         Showscan Attractions, Inc. currently owns a 50% interest in the Attractions Venture, and each of the Moss Partner and the DiBenedetto Partner owns a 25% interest in the Attractions Venture (the "Percentage Interests"). In the event that the Company and the Moss Partner and/or the DiBenedetto Partner elect to jointly invest in any additional Showscan Attraction, the parties will share all profits, loss and distributions of cash, if any, derived from the operation and ultimate disposition of each additional Showscan Attraction in proportion to the capital contributions made by the partners (and any unaffiliated investor) into the account established for the additional Showscan Attraction.

         The first O&O Theatre owned by the parties to the Attractions Venture is the twin O&O Theatre that opened in late September 1994 in the Trocadero Arcade at Piccadilly Circus, London, England. As permitted by the Attractions Venture agreement, the London O&O Theatre is owned by the partners of the Attractions Venture through a corporation formed under the laws of England rather than directly through the Attractions Venture.

Cinemania (U.K.) Limited, the corporation formed to own the London O&O theatre, is owned by Showscan Attractions, Inc., the Moss Partner and the DiBenedetto Partner in proportion to their Percentage Interests.

         In connection with the UA Venture, the Attractions Venture agreement was amended to exclude from the territories in which the Attractions Venture can operate certain specific areas that are made available to UA under the Theater Rights Agreement. In exchange for such amendment, the Company agreed to pay each of Messrs. Moss and DiBenedetto a specified amount upon the opening of each new O&O Theatre that is owned by the UA Venture and to pay Messrs. Moss and DiBenedetto a percentage of certain profits (as defined) from the Company's share of profits from each Showscan Attraction owned by the UA Venture.

                  The Framingham Venture. In April 1995, Showscan Framingham, Inc., a wholly owned Delaware subsidiary of the Company, and General Cinema of Framingham Inc. ("GCF"), a wholly owned Massachusetts subsidiary of General Cinema Corp. of Massachusetts ("GCC"), entered into a venture (the "Framingham Venture") to own and operate twin Showscan Attractions at a newly opened, 14-screen movie theatre multiplex owned and operated by GCC in Framingham, Massachusetts, a suburb of Boston.

         Showscan Framingham, Inc. and GCF agreed to be equal partners in the Framingham Venture and to manage the venture by a four-person management committee composed of two representatives from each party. Day-to-day management of the twin theatres owned by the Framingham Venture is handled by GCF as operating partner, for which it receives a management fee. The Company receives film rentals and royalties from the Framingham Venture based on a formula tied to the gross box office receipts from the twin Showscan Attractions against a minimum.

         The term of the Framingham Venture will expire five years from the date the Showscan Attractions were opened unless extended by mutual agreement for successive periods of five years. Either partner to the Framingham Venture shall have the right to terminate the partnership any time after the first two years, if certain prerequisites, as defined, are not met. In any event, the term of the Framingham Venture expires on December 31, 2025. Upon termination, GCF shall have the option of purchasing the Showscan Attractions by paying to Showscan Framingham, Inc. one-half of the value of such Showscan Attractions as determined by a formula tied to the capital contributions made by the partners. If GCF does not so elect to purchase the Showscan Attractions, then Showscan Framingham, Inc. is required to remove the Company equipment from the GCC movie multiplex and pay to GCF one-half of the net proceeds received upon the resale of such equipment, or if the Company elects to retain such equipment, one-half of the value of such equipment as determined by a formula tied to the value of such equipment at the formation of the Framingham Venture.

                  The Osaka Venture. In June, 1995, Showscan Entertainment B.V., a wholly owned subsidiary of the Company, organized under the laws of the Netherlands, and Imagine Japan, Inc., a company organized under the laws of Japan, entered into a venture (the "Osaka Venture") to own and operate a Showscan Attractions theatre at the Asia Trade Center in Osaka, Japan.

         Showscan Entertainment B.V. and Imagine Japan, Inc. agreed to be equal partners in the Osaka Venture. Day-to-day operations of the theatre are managed by Sega Enterprises, Ltd. As theatre manager, Sega receives a percentage of the gross box office receipts of the theatre as a combined rent/management fee, as well as reimbursement of its operating expenses. The Company separately receives film rental and royalty fees from the Osaka Venture. The term of the Osaka Venture is for five years from June, 1995 and can be extended for an additional five years at the option of Showscan Entertainment B.V. at the end of the initial term. Because of the structure of the Osaka Venture under Japanese law, ownership and title of all property is held by Imagine Japan.

                  The Maloney Venture. In August, 1995, the Attractions Venture and Maloney Development Partnership Ltd. ("Maloney"), an unaffiliated Texas limited partnership, formed a Texas limited liability company called Showscan Maloney, LLC to own and operate a Showscan Attraction theatre in the San Antonio Riverwalk District, in San Antonio, Texas.

         The Attractions Venture and Maloney own equal interests in Showscan Maloney, LLC, thus the Company's share in the cash flow from the theatre shall be 25% plus the annual film rentals, royalties and management fees that Showscan Maloney, LLC is separately required to pay to the Company. Day-to-day management of the theatre is handled by the Company as the sole manager of Showscan Maloney, LLC. The term of Showscan Maloney, LLC will expire on December 31, 2045.

                  MCA Agreement. Pursuant to the Lease entered into with MCA in connection with the CityWalk Venture, MCA has the right, exercisable at MCA's election, to participate in the Company's share of any future O&O Theatres located in California. If MCA makes any such election, MCA will be entitled to receive one-half of the Company's rights in such O&O Theatre and will assume one-half of the Company's obligations related to such O&O Theatre.

SPECIALTY THEATRES

         The Company also receives revenues from the production, licensing and exhibition of specialty films. These films are typically 15 to 40 minutes in duration, are produced in the Showscan process and are exhibited at expositions, theme parks, major fairs and festivals and other larger tourist areas. Specialty theatres are either theatres permanently dedicated to the exhibition of Showscan specialty films or temporary theatres erected for such purposes. Often, specialty theatres exhibit Showscan specialty films that are produced specifically for the theatre or the exhibition. Examples of specialty theatres and specialty films include the two films produced for and exhibited at the Expo '92 World's Fair held in Seville, Spain.

         Typically, the Company finances its specialty film production through a third party who usually is the owner and operator of the specialty theatre venue. Showscan receives production fees for its services, revenues from the sale of Showscan projector equipment (and possibly the theatre installation, sound system and seats, etc.) and worldwide distribution rights to the specific films. As of June 20, 1996, nine permanent and 12 temporary specialty theatres had been sold by the Company. Of the nine permanent theatres, five are currently operating.

         The Company has agreed to make available, for a fee, to both the UA Venture and UA its library of specialty films which utilize the patented Showscan process, to the extent that either the UA Venture or UA builds or converts existing theatres into specialty theatres for the exhibition of specialty films.

THE SHOWSCAN PROCESS

         Standard films are currently projected at 24 frames per second (fps) on 35mm film with each frame being shown twice. In contrast to conventional filming and projection systems, a Showscan motion picture is photographed on 65mm film at a rate of 60 fps and is projected using 70mm film at a rate of 60 fps and at a higher illumination level (the 65mm film is projected using 70mm film in order to accommodate the sound track, which occupies approximately 5mm of the film strip). In addition, each frame in a Showscan film is shown only once. The Company believes that the bigger image and increased visual cues perceived by the viewer of a Showscan film result in greater picture clarity and an enhanced sense of depth and realism.

         Photography of 65mm film at a frame rate of 60 fps offers a number of improvements to the quality of a motion picture image and permits the screen size to be substantially enlarged without significant degradation of the image. The images are significantly brighter with more saturated and vibrant colors. Because of the frame rate of Showscan film, the motion of the cameras and the subject can be substantially increased without noticeable distortion, greatly heightening the impact of action scenes. The larger 70mm format and faster exposure time also greatly reduce blurring, thus recording images more accurately and in finer detail. To enhance the visual impact, and to take maximum advantage of the realism and detail of the Showscan process, Showscan film is usually projected onto a specially designed, curved screen.

         Showscan motion pictures can be transferred to conventional 35mm/24 fps format for use in conventional movie theatres and to all standard video formats. Showscan motion pictures can also be directly transferred (one frame to each field) to high-definition video for exhibition with standard high-definition video projectors. Although a Showscan film transferred to alternative formats, including to the high-definition laser projection system used by the Company, does not contain the clarity, depth and realism of the original Showscan film projected in 70mm film at 60 fps, the Company believes that the visual quality of Showscan film transferred to such alternative film formats exceeds the quality that could be obtained in such formats using conventional films.

HIGH-DEFINITION TELEVISION

         The Company believes that the Showscan process may in the future be utilized in programming for high-definition television ("HDTV"). As HDTV is expected to be adopted in the United States, it will significantly improve the picture quality of future television. As a result of its higher picture quality, HDTV will expose certain flaws inherent in conventional film, including problems with resolution and motion. Based on demonstrations of Showscan film on certain HDTV formats, the Company believes that the film speed and quality of Showscan film will largely eliminate both of these problems and, at 60 fps, is directly compatible with the United States television standard and proposed HDTV standard of 60 fields per second.

         Because the broadcasting requirements of HDTV have not yet been adopted in the United States, and because hardware and software requirements are still evolving, there is no assurance that the Showscan technology will have any commercial application in this area.

MOBILE SHOWSCAN ATTRACTIONS

          The Company is currently designing and developing mobile, 12 and 24-seat Showscan Attractions (the "Mobile Simulators") that are expected to be capable of touring and exhibiting Showscan motion simulation films at various locations. The 12-seat unit will be of a capsule configuration on a six-axis motion base with a rear projection system featuring either NTSC or High Definition video format. The 24-seat Mobile Simulator is expected to feature a full, 20-foot wide screen, the same high-definition video projector and laser disc player used in Showscan's HD Simulation Attractions, and six-axis motion-base systems used in the standard Showscan Attractions. See "Item 1. Business -- Equipment," below.

         The Company currently expects to transport the Mobile Simulators to motor sports racing events throughout the U.S. and has produced two Showscan films based on auto racing for exhibition at such events. However, because the Company also expects to take the Mobile Simulators to state fairs, sporting events, major exhibitions and other temporary high-traffic locations and destinations, the Mobile Simulators also will be capable of exhibiting all of the Company's other motion simulation films. The Company currently anticipates that the first Mobile Simulator will be owned and operated by the Company.

FEATURE-LENGTH MOTION PICTURES

         The Company believes that there is commercial potential in licensing the Showscan technology for the production, distribution and theatrical exhibition of feature-length motion pictures. Although the Company is continuing to explore possible feature-length motion picture opportunities, to date no feature-length Showscan motion pictures have been produced and no agreements or licenses to produce such films are in effect. The Company plans to license the rights to produce, distribute (in both the foreign and domestic markets) and exhibit Showscan feature-length motion pictures, rather than produce or distribute such motion pictures itself.

         One factor that has limited the acceptance of the Showscan process for use in producing feature-length motion pictures is the cost of producing and distributing a typical motion picture in Showscan. The Company estimates that the use of the Showscan process would add approximately $2,500,000 to $3,500,000 to the cost of producing an average motion picture in the conventional 35mm format. Most of the additional expense will be incurred in connection with the increased amount of film stock and the additional expense, including laboratory processing costs, of using 70mm film.

         Before a Showscan feature-length motion picture can be exhibited in an existing theatre, the theatre must be converted to accommodate the Showscan process. The Company believes that the incremental cost of equipping a newly constructed theatre to accommodate the Showscan process would be less than $50,000. The Company also believes that most existing theatres can be converted to accommodate the Showscan process at a cost of approximately $100,000 to $200,000, depending upon the type of equipment to be replaced or modified. Such costs could be higher and will depend upon a number of factors, including the age and size of the theatre and its design and location. Conversely, the conversion cost for theatres already equipped with 70mm curved screens and high-quality sound systems, such as THX-enhanced systems, could be lower.

         Because of the capabilities of the Showscan projector, theatres converted to exhibit Showscan motion pictures will continue to be capable of exhibiting conventional 35mm or 70mm motion pictures. All of the equipment necessary for Showscan exhibition, including the screens, lamp houses, lenses and components of the sound systems, is currently available from a number of unaffiliated vendors. Although projectors that can be converted for use with Showscan are available from unaffiliated vendors, the Company is the sole source of supply for the kits that are required to convert such projectors for use in the exhibition of Showscan film.

         Since Showscan motion pictures can be adapted for use in conventional movie theatres, on cable, pay and commercial television, and for the videocassette market, the market for a Showscan motion picture is not limited to Showscan-equipped theatres. A Showscan film converted to a slower frame rate or another medium would not, however, exhibit the depth, clarity, and realism attainable with the Showscan technology, although a converted Showscan film will produce an image that the Company believes is at least as good as that of a conventional 35mm/24 fps film.

SALES AND MARKETING

         The Company's sales and marketing activities are coordinated by the Company's Vice President of Worldwide Sales, and effected through the Company's employees, its independent sales representatives worldwide and its strategic sales alliances. The Company participates in trade shows and regularly advertises in trade periodicals. The companies that provide Showscan with motion bases also market motion simulation theatre attractions worldwide that license the Company's motion simulation attraction films and equipment.

         Effective January 1996, the Company extended its agreement with Imagine Japan, Inc. ("Imagine") through December 31, 1996, which included an extension of Imagine's exclusive right to sell and acquire Showscan Attractions and specialty theatres in Japan. The price and other terms on which the Showscan Attractions are sold to Imagine are substantially the same as the price and terms offered by the Company to other Showscan Attraction customers. Imagine is permitted to resell in Japan any and all of the Attractions it purchases from the Company on terms established by Imagine. However, notwithstanding such resales, Imagine remains liable to the Company for all annual film rental and royalty obligations related to all of the Showscan Attractions sold to Imagine. The Company has also granted Imagine a non-transferable license to exhibit the Showscan Attraction films in the Company's film library for a rental fee that is based on the number of Showscan Attractions operating in Japan and on the films exhibited at the various attractions. This exclusive agreement with Imagine expires on December 31, 1996 although Imagine will continue to remain liable thereafter for all annual film rental and royalty obligations.

         The Company has entered into certain other sales alliances. The Company has entered into an agreement with Robins Cinema, a United Kingdom entity that owns and manages motion picture theatres in England. The agreement with Robins Cinema designates Robins Cinema as a sales representative for the Company in Western Europe for both third party Showscan Attractions and for O&O Theatre sites. Robins Cinema shall also develop and manage all O&O Theatres established in Western Europe (they currently manage the twin O&O Theatre in the

Trocadero Arcade at Piccadilly Circus, London, England). Mr. Charles B. Moss Jr., a director of the Company, is a director of Robins Cinema.

         Historically, most of the Company's revenues have been derived from export sales. The Company sells internationally through independent sales representatives and its own worldwide sales and marketing staff. The Company's international sales are subject to customary restrictions on foreign operations, including restrictions on imports and exports, longer collection periods for accounts receivable and risks associated with fluctuations in foreign exchange rates. The Company's contracts for the sale of equipment generally provide for payment in United States dollars and for letters of credit as the means of payment. The Company's policy is to require annual film rental and royalty payments to be made in United States dollars.

EQUIPMENT

         The photography and exhibition of Showscan motion pictures require specially equipped or modified cameras and projectors. In addition, certain other products and equipment are needed to produce Showscan motion pictures and to convert Showscan film to the conventional 35mm/24 fps format.

         Cinema Products Corporation ("Cinema Products"), a manufacturer and supplier of professional motion picture cameras and equipment, has developed and built 65mm high speed cameras for the Company. The camera, known as the CP-65, is a high-speed crystal-synchronized spinning mirror reflex studio camera. The camera is available with a full complement of film magazines, lenses and associated support equipment and is compatible with standard motion picture industry equipment. The camera can be operated at various speeds from 2 fps to 72 fps and is crystal-synchronized at 24, 30 and 60 fps. In 1993 the Academy of Motion Picture Arts and Sciences awarded the CP-65 camera the Scientific and Engineering Award. The CP-65 allows the synchronous recording of sound while filming at 60 fps and can be used in the same manner as standard 35mm/24 fps cameras. Cinema Products has manufactured and delivered to the Company five CP-65 camera systems, all of which have been used in filming and are available for use. Although the CP-65 camera was specially designed for filming Showscan motion pictures, a number of existing cameras manufactured by others can be modified to film in Showscan, and Arnold & Richter Cine Technik GmbH, a well-known German camera manufacturer, now manufactures the Arriflex 765, a 65mm camera that can film at 60 fps.

         The Company and Intamin, A.G., a Liechtenstein corporation and a leading manufacturer of amusement park rides, jointly developed the hydraulically actuated seats that are used in the bench motion simulation attractions marketed by the Company. The Company and Intamin jointly own three United States patents on various elements of the motion simulation seats. A similar patent was approved under the European Patent Convention, which resulted in the issuance of patents in those European countries in which the Company elected to seek patent protection. See "Item 1. Business -- Patents and Other Intellectual Property," below. In addition to the Intamin bench motion bases, the Company markets the two-passenger and four-passenger pod including a six-axis motion base manufactured by Intamin.

         The Company, in conjunction with McFadden Systems, Inc., jointly designed and developed a four-person, six-axis motion system (the "Quadra Motion System") as well as 15-seat and 18-seat, six-axis dynamic platforms. The Company currently markets the McFadden Quadra Motion System and dynamic platforms as well as the platform and capsule type motion bases manufactured by Thompson Training & Simulation Limited. The Company is also working to develop an electrically-driven (as opposed to hydraulically driven) motion base. This electrically-driven motion base is currently in the development and testing stage.

         Films made in Showscan can be projected with certain conventional 70mm projectors that are modified to project a motion picture at 60 fps. The modification does not entail significant expense or effort and does not have an adverse effect on the reliability of the projector. In order to facilitate the projection of Showscan motion simulation films, however, the Company has developed an automatic electronic projector that uses low-inertia motors to achieve the intermittent projection of frames of film rather than the conventional use of gears and geneva-drive sprockets. The projector permits computer-controlled automatic cuing, synchronization and rewinding necessary for the continuous showing of a variety of short films without requiring that the film be changed or a projectionist used. The Company owns a patent on certain circuitry included in this projector.

         The HD Simulation Attractions use standard, commercially available high definition video projectors and laser disc players. The video projectors and laser disc players are manufactured by a number of companies, including NEC, Sony Corp., Ampro Projection Systems, and Barco Inc.

RESEARCH AND DEVELOPMENT

         The Company, directly or in conjunction with other companies, has from time to time been engaged in a limited program of research and development. During the fiscal year ended March 31, 1996, the Company's research and development program did not, however, require a significant expenditure of funds.

         The Company's research and development efforts are currently directed at developing additional components and "options" frequently requested by the Company's customers such as special effects, 160(degree) screens, space saving flat screens, operator consoles, 2-D, 3-D and dome theatre applications to be used in the Company's "ShowMax(TM)" 15/70 giant-screen theatre package and revenue confirmation systems that produce per seat usage reports.

         The Company is also designing and developing a mobile Showscan Attraction (See "Item 1 Business - Mobile Showscan Attractions").

COMPETITION

         The Company faces intense competition in all of its business activities. Some of the Company's competitors and potential competitors are well-established, have substantially greater financial and other resources than the Company, and have an established reputation for success in the development and marketing of filmed products. There can be no assurance that the Company will be able to compete successfully with such other companies.

         In addition to competing directly against other firms in the marketplace of the Company's products, the Company also generally competes for customers with other location-based entertainment alternatives. The entertainment business in general is undergoing significant changes in technology and in consumer demands for more stimulating entertainment both within the home and outside of the home. As the demand for increasingly sophisticated forms of technology increases, the Company competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer-related entertainment. As a result of technological advances and the increased availability of alternative forms of leisure entertainment, including expanded pay and cable television service and advanced home audio and video systems, consumer demands and tastes may continue to change. Computer simulation, interactive and virtual reality products are improving rapidly and could become competitive with the Company's products. The Company is unable to predict what effect technological and other changes will have on the future success of the Company's products and services.

         MOTION SIMULATION THEATRE ATTRACTIONS. Although the Company is aware of a number of other distributors of entertainment motion simulation equipment worldwide, including Iwerks Entertainment, Inc. ("Iwerks") and Imax Corporation ("Imax"), both of which compete directly with the Company in the motion simulation attraction market, the Company believes that it is one of the leading companies in the sale of motion simulation attractions. Both Iwerks and Imax have significantly greater financial resources than the Company and are both substantially larger than the Company. Because of the significant costs involved in the development and promotion of motion simulation attractions, companies with superior financial resources may have an advantage. However, the Company also believes that the Company's record of motion simulation attraction operations to date, the size of its film library and the quality and enhanced sense of depth and realism of its Showscan motion simulation films permits the Company to effectively compete in the motion simulation attractions market.

         The most widely-recognized motion simulation theatre attractions are Star Tours in Disneyland, and Back to the Future in a Universal Studios theme park. The Company is not aware of any plans by The Walt Disney Company or MCA, Inc., which operate these parks, to make these motion simulation theatre attractions available outside of their respective theme parks. In fact, in May 1992, MCA entered into a participating lease with the Company in connection with the Company's first O&O Theatre located at MCA's CityWalk complex at Universal City near Hollywood, California. However, any decision by The Walt Disney Company or MCA, Inc. to market their own motion simulation theatre attractions outside their respective theme parks could have a material adverse effect on the Company's business.

         SPECIALTY THEATRES. With the introduction of the Company's new "ShowMax(TM)" 15/70 giant-screen theatre product in January, 1996, the Company now competes with companies that distribute other well-established large and giant-screen and special projection systems, including Imax, the developer of IMAX (for flat-screen projections) and IMAX Dome (for "domed" theatre projections), and Iwerks. Imax is well-established in the specialty film markets and has significantly more theatres currently exhibiting films produced in these formats. In addition, Imax has substantially greater financial and other resources and an established reputation for developing and marketing products competitive with the Company's specialty theatres. See "Item 3 -- Legal Proceedings."

PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company owns two United States patents on the Showscan process. These patents cover the combined process of filming and projecting 35mm or larger negative film having high resolution images, at a constant frame rate of at least 50 fps, with the film being projected at a high illumination level. Both patents expire in October 2001. The patents are important to the Company because it believes that a frame rate of 50 fps or more is necessary to achieve the desired degree of depth and realism, and that enforcement of these patents could prevent others from achieving the same result. Although the Company believes that its existing patents are valid, there can be no assurance that the Company's patents, if challenged, will be upheld, nor can there be any assurance that competitors will not develop a different technology that offers comparable or better visual effects. Moreover, the Company may elect, for financial or commercial reasons, not to enforce its rights under its patents.

         The Company has obtained additional patents for the Showscan process in Australia, Canada and Japan. The Company's patent on the Showscan process has been approved under the European Patent Convention, which resulted in the issuance of patents in those European countries in which the Company elected to seek patent protection. To date, most of the Company's motion simulation attraction sales have been outside the United States and no assurance can be given that the Company's patents will adequately protect the Company's exclusive rights to the Showscan process outside the United States or that any additional foreign patents will be granted.

         The Company also has obtained U.S. patents on its electronic projector, the rapid start-up feature of the CP-65 camera, a system for projecting a 360-degree motion picture image, and a process for converting high frame-rate film to standard frame-rate film. In addition, the Company, in conjunction with Intamin, has obtained three U.S. patents on certain aspects of the Showscan motion simulation attractions and has a joint interest with another party in another motion simulation patent. The patents expire between the years 2004 and 2006. The Company and Intamin have also obtained a patent under the European Patent Convention covering certain aspects of the Showscan motion simulation attractions, which has resulted in the issuance of patents in those European countries in which the Company elected to seek patent protection. However, there can be no assurance that these patents, if challenged, will be upheld, nor can there be any assurance that competitors will not develop a different or more effective competing technology.

         Although the Company believes that its patented and non-patented products and processes have been independently developed and do not infringe the patents of others, third parties could claim that the Company's products and processes infringe the rights of others. If it were determined that the Company's products or processes did infringe the property rights of third parties, the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either could have a material adverse effect upon the Company's business. There are no claims that the Company's products and processes infringe the rights of others.

         The mark "Showscan(R)" has been registered with the United States Patent and Trademark Office for use with the Showscan process and Showscan products. Microsoft Corporation had filed an objection to the Company's application to register "CineMania" as a trademark and resolved the dispute by licensing rights for use of the "Cinemania" name to the Company. The Company has also registered "Showscan's The Edge" for use as the name of Company theatres, and "ShowMax" for use with the Company's new 15/70 format product line.

ROYALTY ARRANGEMENTS

         The Company acquired all of the rights to the Showscan process from Paramount Pictures Corporation ("Paramount") and its subsidiary, FGC, Douglas Trumbull and WLS Partners ("WLS") in consideration for, among other things, agreements to pay royalties on future revenues from the exploitation of the Showscan process. The terms of such royalties are described below.

         WLS. Pursuant to a royalty agreement (the "Royalty Agreement") with WLS, the Company is required to pay WLS a royalty based, in general, on the gross receipts (as defined) of the Company from the worldwide exploitation of Showscan motion pictures and any other use of the Showscan process. The royalty is 3% of such gross receipts until August 31, 1999, or until WLS has been paid an aggregate of $3,500,000. The Company has paid a total of $2,054,000 in royalties under the Royalty Agreement through March 31, 1996.

         Future General Corporation/Paramount. Pursuant to the agreement with Paramount and FGC (the "FGC Agreement"), the Company is obligated to pay FGC a royalty, in perpetuity, equal to 2% of the Company's gross receipts (as defined) from the worldwide exploitation of the Showscan technology in excess of 180% of the sum of (i) $21,100,000, (ii) actual cash contributions for debt or equity of the Company during the period from June 27, 1985 to June 27, 1987, (iii) the Company's actual cost, if any, of converting and equipping theatres for exhibition of Showscan motion pictures, and (iii) any Showscan feature-length motion picture production costs incurred by the Company. For the purpose of determining FGC's royalty, "gross receipts" are defined as all monies received by the Company from the exploitation of the Showscan technology, provided that if the Company is the exhibitor of a Showscan feature-length motion picture, gross receipts will be deemed to be one-half of box office receipts less taxes paid. As of March 31, 1996, no royalties have been earned under the FGC Agreement.

         If the Company produces feature-length motion pictures in Showscan and grants distribution rights to such a film to a third-party distributor, Paramount will have the right of first negotiation with respect to distribution of the first three of the Showscan motion pictures produced by the Company. However, the Company does not currently intend to produce any feature-length motion pictures itself.

         Douglas Trumbull. Pursuant to its agreement with Douglas Trumbull, the Company is required to pay royalties to Mr. Trumbull until the year 2015, subject to the maintenance of certain levels of working capital as established by the Board of Directors of the Company. In general, the payments equal 1% of revenues (as defined) received by the Company from the worldwide exploitation of the Showscan technology, except that if the Company operates a full-length motion picture theatre, Mr. Trumbull is entitled to 1% of the box office receipts of that theatre. The Company does not currently intend to operate any full-length motion picture theatres. As of March 31, 1996, the Company had paid $426,000 to Mr. Trumbull under this agreement, which payments reduced the principal balance of a $2,000,000 subordinated promissory note issued to Mr. Trumbull by the Company as part of the acquisition of the Showscan patents. The balance of the note, together with accrued and unpaid interest, was paid in full in April, 1995.

EMPLOYEES

         As of June 11, 1996, the Company had 58 employees, nine of whom were employed in management, seven in sales and marketing, fifteen in engineering, assembly and installation, and six in production, film licensing and distribution. The remaining full-time employees are administrative and support staff. Although the Company has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required.

         The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases a 37,000-square-foot building in Culver City, California, pursuant to a lease expiring on June 30, 2003. Under the lease, the current monthly rental is $32,612, subject to annual cost-of-living adjustments. The maximum annual rental increase is 7%. The Company is responsible for all costs and expenses of maintaining the building, including the payment of all property taxes and insurance premiums. The Company's corporate headquarters, Showscan demonstration theatre and film studio are located at this site.

         The Company considers its facilities adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         Since the launch of the Company's new ShowMax(TM) product line on January 30, 1996, four lawsuits have been brought against either the Company or its supplier of 15/70 format projectors. Three of the lawsuits involve the use of the name "ShowMax" in connection with the product line. Imax Corporation sued the Company on February 8, 1996 in both the United States District Court for the Southern District of New York and in the Federal Court of Canada alleging that the ShowMax trademark infringes upon its "IMAX" trademark and certain other trademarks owned by it. In the third lawsuit involving the name "ShowMax," a small California corporation named Showmax, Inc. sued the Company on June 12, 1996 in the United States District Court for the Central District of California alleging that the Company's ShowMax trademark infringes upon its alleged use of the name. All three of these lawsuits seek unspecified damages and ask that the Company be enjoined from any continued use of the ShowMax trademark. The Company disputes each of these claims and has filed and will file all appropriate defenses in response.

         Imax Corporation also brought a fourth lawsuit on February 6, 1996 against World Odyssey Inc. and N.J. Engineering Inc. in the United States District Court for the Northern District of California. This suit alleges, among other things, trade secret misappropriation and that the relationship between World Odyssey Inc. and the Company violates certain provisions of a 1994 Settlement Agreement between Imax Corporation, World Odyssey Inc. and N.J. Engineering Inc. In this lawsuit, Imax Corporation seeks unspecified damages and injunctive relief. The Company, World Odyssey Inc. and N.J. Engineering Inc. dispute each of these claims and are jointly defending the lawsuit.

         Due to the foregoing actions by Imax Corporation, as well as other alleged acts of anticompetitive conduct, the Company and World Odyssey Inc. filed a lawsuit against Imax Corporation on March 4, 1996 in the United States District Court for the Central District of California alleging various antitrust and unfair competition claims including a claim that the lawsuits brought by Imax Corporation constitute sham litigation brought solely to obstruct the Company's entry into the market for 15/70 format products and services. The Company and World Odyssey are seeking treble damages, costs and injunctive relief.

         While the Company intends to vigorously pursue each of these lawsuits, the outcome is not certain. The presence of this litigation has hindered the Company's initial entry into the 15/70 format projector market and a negative determination could further hinder such entry. Since the Company has not yet derived any revenues from this product line, the Company believes that any determination in the forgoing suits that prevents the Company from marketing the World Odyssey products and/or from using the name "ShowMax" will not have a material adverse effect on the financial condition of the Company taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1996, no matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market under the symbol "SHOW."

         The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported by Nasdaq. The prices do not include retail mark-ups, mark-downs or fees.

                                                        Sales Prices
                                                        -------------
                                              High                      Low
                                              ----                      ---
         Year Ended March 31, 1995
         -------------------------
                  1st Quarter             $   8 1/4                 $  6 3/8
                  2nd Quarter                 10                       6 5/8
                  3rd Quarter                 8 1/2                    6
                  4th Quarter                 6 3/4                    5 1/4

         Year Ended March 31, 1996
         -------------------------
                  1st Quarter             $   6 1/2                 $  5
                  2nd Quarter                 8 1/8                    5 1/4
                  3rd Quarter                 7 3/4                    5 3/4
                  4th Quarter                 7 1/4                    5 3/4


         The Company has never paid dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock, is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and other relevant factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of any dividends on the Common Stock also obligates the Company to pay dividends on the outstanding shares of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled, on an "as converted" basis, to 110% of any cash dividends declared on each share of Common Stock, subject to adjustments for stock splits, combinations or dividends.

         As of March 31, 1996, the Company had 134 holders of record of the Company's Common Stock. However, based solely upon its proxy solicitation procedures for last year's annual meeting of stockholders, the Company believes that it has more than 1,000 beneficial owners of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Fiscal Year Ended March 31,
                                              ---------------------------------------------------------------------------------
                                                     1996           1995           1994              1993              1992
                                                     ----           ----           ----              ----              ----
                                                                (Dollars in thousands, except share amounts)
Statement of Operations Data:
  Revenues:
    Film rentals and royalties............    $     9,039     $    5,978(1)    $    2,970(1)     $    4,328(1)      $    4,535(1)
    Equipment sales and
     related services.....................          8,426          9,459            2,245             6,695              6,999
                                              -----------     ----------       ----------        ----------         -----------
    Total revenues........................         17,465         15,437            5,215            11,023             11,534
  Cost of Revenues........................          8,399          8,584(1)         3,967(1)          6,941(1)           6,056(1)
                                              -----------     ----------       ----------        ----------         -----------
  Gross profit............................          9,066          6,853            1,248             4,082              5,478

  Other costs and expenses:
    General and administrative............          7,576          5,560            5,566             6,286              5,387
    Depreciation and amortization.........            971          1,025            2,827             1,369              1,267
    Provision for contract modifications..             --             --              673                --                 --
                                              -----------     ----------       ----------        ----------         -----------
                                                    8,547          6,585            9,066             7,655              6,654
                                              -----------     ----------       ----------        ----------         -----------


    Operating income (loss)...............            519            268           (7,818)           (3,573)            (1,176)

   Other income (expense):
     Equity in operations of owned and
        operated theatres.................           (217)          (502)              --                --                 --
      Other income........................            358            444              171               164                342
     Interest and other expense...........           (555)          (128)             (98)             (127)              (333)
   Provision for income taxes.............             (4)            (3)              --                --                 --
                                              -----------     ----------       ----------        ----------         -----------
   Net income (loss)......................    $       101     $       79       $   (7,745)       $   (3,536)        $    (1,167)
                                              ===========     ==========       ==========        ==========         ===========
   Net income (loss) per common share.....    $       .02     $      .01       $    (1.68)       $     (.76)        $      (.28)
                                              ===========     ==========       ==========        ==========         ===========

Weighted average number of
 common shares............................      6,317,167      5,788,230        4,679,519         4,679,519           4,160,963
                                              ===========     ==========       ==========        ==========         ===========

Balance Sheet Data (at end of period):
  Cash, cash equivalents and short-term
    investments..........................     $     8,141     $    6,791       $    2,371        $    2,405         $     2,717
  Accounts receivable, net................          3,241          2,943            2,569             4,202               3,557
  Equipment sales inventory...............          1,547          2,142            1,440             1,414               2,118
  Other current assets....................          1,244            980            1,221             1,974               2,547
  Film library (net)......................          3,481          1,394            1,003             1,488               1,915
  Property and equipment (net)............          1,313          1,728            2,140             4,128               4,483
  Owned and operated theatres.............          4,045          2,494            1,386               478                  --
  Patents and other (net).................          3,745          3,500            2,994             4,211               4,703
                                              -----------     ----------       ----------        ----------         -----------
  Total assets............................    $    26,757     $   21,972       $   15,124        $   20,300         $    22,040
                                              ===========     ==========       ==========        ==========         ===========

  Current liabilities.....................    $     6,097     $    4,860       $    4,632        $    4,932         $     2,774

  Note payable and other..................          6,620(3)       3,121(2)         2,998             3,004               3,366
  Series B Preferred Stock................             --             --            1,678                --                  --

  Stockholders' equity....................         14,040         13,991            5,816            12,364              15,900
                                              -----------     ----------       ----------        ----------         -----------
  Total liabilities and stockholders'
    equity ...............................    $    26,757     $   21,972       $   15,124        $   20,300         $    22,040
                                              ===========     ==========       ==========        ==========         ===========

- -----------------------

(1) Restated to conform to 1996 presentation (see Note 1 to Consolidated Financial Statements).

(2)      Paid in full in April 1995.

(3) The Company completed a private placement of convertible notes in September, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is a leading provider of movie-based motion simulation theatre attractions to the rapidly expanding out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing attractions and specialty theatre equipment (including projectors, screens, sound systems, synchronization and show control and theatre design packages) used to exhibit films in the Showscan process as well as 15/70 format films; (iii) selling motion bases and other equipment used in attractions; (iv) producing films using the Showscan process; and (v) operating attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan (R) brand name worldwide. The Company announced in Fiscal 1996 the new "ShowMax" product line, a complete 15/70 giant screen theatre package. The Company anticipates that the ShowMax product line will have a positive impact on sales in future periods.

         The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales. See Note 9 to the Consolidated Financial Statements and "Item 1. Business
- -- Sales and Marketing." The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

         Comparison of Year Ended March 31, 1996 and Year Ended March 31, 1995.

         Revenues for the fiscal year ended March 31, 1996 (hereafter "Fiscal 1996") increased $2 million or 13% from revenues for the fiscal year ended March 31, 1995 (hereafter "Fiscal 1995").

         Film rentals and royalties increased $3.1 million or 51% in Fiscal 1996. The increase was due primarily to the increase in the installed base of operating Showscan Attractions, renewals on certain licensing contracts (which affected the timing of revenue recognition) which accounted for $700,000 of the increase, the renewal of the Imagine Japan agreement which increased film revenues by approximately $1 million, and approximately $900,000 of revenues from two specific customer agreements, which revenues constitute all of the revenues to be received with respect to such agreements. On an annual basis, recurring film rentals and royalties should increase over time as the number of operating Showscan Attractions increases.

         Revenues from equipment sales and related services decreased $1 million or 11% in Fiscal 1996. Unit sales actually increased in Fiscal 1996, but revenues from these sales decreased as a result of the lower than average sales prices. Fiscal 1996 equipment sales includes $360,000 of revenues recognized as a result of the expiration under a customer agreement of a required installation period for two theatre sites. See Notes 6 and 7 to the Consolidated Financial Statements.

         The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as Showscan records revenues under this method rather than on the date that the sale agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of six to seven months. Accordingly, the recognition of revenue for equipment sales during the current and future periods is affected by (i) the timing of such sales, (ii) the schedule of the build out of the Showscan Attractions and (iii) the shipment, delivery and installation of the equipment and related services.

         Cost of revenues was 48% in Fiscal 1996 as compared to 56% in Fiscal 1995. Royalties and film costs as a percentage of film rentals and royalties dropped to 29% in Fiscal 1996 from 36% in Fiscal 1995 while equipment cost of sales as a percentage of equipment sales and related services remained constant at 68% for each of the past two fiscal years. The primary reason for the increase in film rental gross profit is due to the Company's purchase in Fiscal 1996 of the interests held by certain third-party producers in two films distributed by the Company, so that the Company now owns 100% of "Cosmic Pinball" and 57% of "Devil's Mine Ride." These purchases resulted in a reduction in payments to third-party producers (included in cost of revenues). The increase in film rental gross profit is also attributed to more Company-owned films being licensed by the venues in Fiscal 1996 than in the prior years. Amortization expense of the film library for Fiscal 1996 and Fiscal 1995 was $481,000 and $502,000 respectively.

         General and administrative expenses increased $2 million or 36% in Fiscal 1996. The increase was primarily the result of the Company's hiring of additional personnel in Fiscal 1996 to meet the anticipated levels of Showscan Attractions sales. Company management also made a decision to enhance the quality of existing product lines and to develop new product lines, both of which involved the continuing employment and hiring of key personnel in the Company's engineering and technology departments. The Company believes that there is a cost savings by performing such projects in-house, rather than contracting projects out to outside vendors. In addition, the Company increased its bad debt provision by $440,000 in Fiscal 1996.

         Depreciation and amortization remained relatively unchanged during Fiscal 1996 from Fiscal 1995.

         The Company develops, through various financing arrangements, Showscan Attractions in which the Company has an ownership interest and accounts for its net ownership position using the equity method of accounting. The Company's loss of $217,000 on the operations of owned and operated theatres in Fiscal 1996 decreased $285,000 or 57% from the $502,000 loss posted in Fiscal 1995. This loss is primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future owned and operated theatre locations, (ii) operating losses, including initial start-up and marketing expenses at the Framingham theatres (opened in late May 1995) of which the Company has a 50% interest and The Edge theatre in San Antonio, Texas (opened in March 1996), of which the Company has a 25% interest, and (iii) the combined operating profits of the owned and operated Showscan Attractions at CityWalk, the Trocadero in London, and Osaka. The results of operations showed an improvement for the CityWalk and London theatre locations in Fiscal 1996 from Fiscal 1995. The Company earns film rentals, royalties and management fees (from some of the owned and operated theatres), which are recorded separately in the accompanying condensed consolidated statements of operations, thereby inherently increasing the operating expenses at these specific theatres.

         Operating income increased 94% in Fiscal 1996 to an operating profit of $519,000 from an operating profit of $268,000 in Fiscal 1995. The increase in operating profit is primarily attributed to the increase in film rentals and royalties for the Company offset by the increase in general and administrative expenses. The Company's net income increased 28% to $101,000 or $0.02 per share in Fiscal 1996 as compared to a $79,000 net profit and $0.01 per share in Fiscal 1995.

         Comparison of Year Ended March 31, 1995 and Year Ended March 31, 1994.

         Revenues for the fiscal year ended March 31, 1995 ("Fiscal 1995") increased by $10.2 million or 196% from revenues for the fiscal year ended March 31, 1994 ("Fiscal 1994").

         Film rentals and royalties increased by 101% to $6 million in Fiscal 1995. The increase in film rentals and royalties was primarily due to the increase in the installed base of operating Showscan Attractions and the modification and extension in Fiscal 1994 of a licensing agreement with a significant Showscan Attraction customer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Comparison of Year Ended March 31, 1994 and Year Ended March 31, 1993," below. Revenues from film rentals and royalties are expected to increase annually in the future as the installed base of Showscan Attractions increases.

         Revenues from equipment sales and related services for Fiscal 1995 increased by 321% to $9.5 million due to the significant increase in the number of Showscan Attractions opened in Fiscal 1995. Twelve Showscan Attractions opened in Fiscal 1995 as compared to only two in Fiscal 1994.

         Cost of revenues were 56% of revenues in Fiscal 1995 as compared to 76% in Fiscal 1994. Royalties and film costs as a percentage of film rentals and royalties decreased to 36% in Fiscal 1995 from 49% in Fiscal 1994. This increase in gross margin was principally the result of charges made in Fiscal 1994 to increase inventory reserves, including a one-time charge for costs necessary to upgrade the Company's inventory of projectors used in its film-based Showscan Attractions. No similar charges were made in Fiscal 1995. The cost of the Company's film library is being amortized over estimated future revenues, as revised quarterly, if applicable. Amortization expense of the film library for Fiscal 1995 and Fiscal 1994 was $502,000 and $759,000, respectively. The 34% decrease in amortization was related primarily to the accelerated amortization in Fiscal 1994 of one of the Company's specialty films.

         General and administrative expenses remained relatively unchanged in absolute terms despite the Company's hiring of additional personnel including a new Chief Executive Officer and a new Chief Financial Officer. The resulting increase in personnel costs was primarily offset by (i) the charging of approximately $446,000 in general and administrative expenses to certain ventures in which the Company has an ownership interest, and (ii) to a lesser extent, a decrease in the reserves for accounts receivable. Approximately $300,000 of accounts receivable that had been previously reserved were collected in Fiscal 1995.

         Depreciation and amortization decreased by $1.8 million, or 64% in Fiscal 1995. This decrease was related primarily to a $1.5 million write-down in Fiscal 1994 to certain of the Company's camera and film production equipment which, pursuant to the Company's revised business strategy, is not expected to be utilized in future periods. No such write-downs occurred in Fiscal 1995.

         The Company develops, through various financial arrangements, Showscan Attractions in which the Company has an ownership interest and accounts for its net ownership position under the equity method of accounting. The Company's loss of $502,000 on investment in owned and operated theatres is the result of the operating losses during Fiscal 1995 at two Showscan Attractions, plus site acquisition costs (for future owned and operated theatre locations) incurred through the Showscan Attractions Venture. The CityWalk attraction located at Universal CityWalk adjacent to Universal Studios, Universal City, California is owned by a venture in which the Company has a 50% interest. The loss at that location was primarily the result of lower than expected attendance caused by disruptions due to the construction of a substantial addition to Universal CityWalk in the area adjacent to the theatre and the unseasonably heavy rainfall in January of 1995 in the Southern California area. The second Showscan Attraction, which is 50% owned by a wholly-owned subsidiary of the Company, opened in late September, 1994 at Piccadilly Circus, London, England. The results of operations from the London theatre were adversely affected by (i) seasonal factors (attendance typically increases during summer months), (ii) interruptions during the installation testing period, and (iii) initial start-up expenses relating primarily to marketing and advertising.

         Operating income increased in Fiscal 1995 to an operating profit of $268,000 from an operating loss of $7,818,000 in Fiscal 1994. This $8.1 million increase in operating income was the result of the significant increases in revenue in both film rentals and royalties and equipment sales and related services and the decreases in depreciation and amortization. The Company's net income of $79,000, or $.01 per share, in Fiscal 1995 compared favorably to the Fiscal 1994 net loss of $7,745,000, or $1.68 loss per share.

         Comparison of Year Ended March 31, 1994 and Year Ended March 31, 1993.

         Revenues for the fiscal year ended March 31, 1994 ("Fiscal 1994") decreased by 53% from revenues for the fiscal year ended March 31, 1993 ("Fiscal 1993"). The decrease in revenues reflected a decrease in both revenues from equipment sales and related services and revenues from film rentals and royalties.

         Film rentals and royalties decreased in Fiscal 1994 primarily due to the modification and extension of a licensing agreement with a significant Showscan Attraction customer. Although the general terms of the modified agreement were similar to the prior agreement, the Company earned film rentals and royalties from the customer ratably during the entire calendar year rather than all at the beginning of each calendar year. Substantially all of the decrease in revenues from film rentals and royalties in Fiscal 1994 resulted from the modification of this license agreement.

         Revenues from equipment sales and related services for Fiscal 1994 decreased primarily due to the timing of Showscan Attraction sales. Although the total number of sales of Showscan Attractions did not significantly decrease in Fiscal 1994 from Fiscal 1993, all but one sale occurred in the last quarter of Fiscal 1994. Because the Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage of labor hours incurred to date to the estimated total labor hours of each contract, the major portion of the fourth quarter sales were recognized in periods after Fiscal 1994. The lack of sales in the first three quarters of Fiscal 1994 is attributable, in significant part, to the announcement of the potential merger between the Company and one of its competitors, Omni Films International, Inc. The merger did not occur. The Company believes that this announcement created customer uncertainty that delayed purchasing decisions by certain potential customers. The lack of equipment sales also was due to the recessionary conditions that existed in certain of the markets in which the Company transacts business, and to increased worldwide competition.

         Cost of revenues was 76% in Fiscal 1994 as compared to 63% in Fiscal 1993. Royalties and film costs as a percentage of film rentals increased to 49% in Fiscal 1994 from 35% in Fiscal 1993. Equipment cost of sales as a percentage of equipment sales and related services increased to 112% in Fiscal 1994 from 81% in Fiscal 1993. This reduction in gross margins is primarily attributable to
(i) a one-time $525,000 charge for costs necessary to upgrade the Company's inventory of the projectors used in its film-based Showscan Attractions, and
(ii) to a lesser extent, certain additional inventory reserves.

         Depreciation and amortization increased in Fiscal 1994 by $1,458,000. This increase is related primarily to $1,500,000 of write-downs relating to certain of the Company's camera and film production equipment that management does not expect to utilize in future periods pursuant to the Company's revised business strategy.

         General and administrative expenses for Fiscal 1994 decreased by $720,000, or 11%, due to the reduction in the Company's workforce and the other cost-cutting measures that were implemented during Fiscal 1994. The decrease in these expenses was offset by $200,000 of one-time severance charges and other expenses incurred by the Company in connection with its reorganization.

         In Fiscal 1994, the Company recorded a provision of $673,000 for certain contract modifications. No such provision was made in Fiscal 1993. The provision is primarily the result of a customer's inability to complete its contractual commitment to purchase certain Showscan Attractions that had been previously ordered by the customer.

         Due primarily to the reduction in revenues from equipment sales and related services, the $1,500,000 write-down of certain equipment, the decrease in revenues from film rentals and royalties, and the provision for contract modifications, the Company's net loss increased in Fiscal 1994 to $7,745,000, or $1.68 per share of Common Stock, from a net loss of $3,536,000, or $.76 per share of Common Stock in Fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company's working capital increased to $8,076,000 from $4,875,000 at March 31, 1995. Cash, cash equivalents and short-term investments increased to $8,141,000 from $6,791,000 at March 31, 1995. The increase in working capital is primarily due to the completion of a financing transaction (described below) offset primarily by (i) the Company's payment in full of a subordinated note payable, (ii) the funding provided by the Company in connection with the construction of the Showscan Attractions in Framingham, Osaka and San Antonio, and (iii) the Company's purchase of interests in two motion simulation films.

         Net cash flow provided by operations was $2,990,000 in Fiscal 1996 as a result of positive changes in several categories. Accounts payable and accrued expenses and other current liabilities increased by 105%, while accounts receivable and equipment sales inventory decreased by a combined 15% at March 31, 1996. These changes are primarily attributable to the timing of the Company's Showscan Attraction sales and the specific contract terms of such sales (which contract terms generally affect the timing of collections, shipments to customers and related payment to vendors), and the purchase of interests in two films.

         Net cash used in the Company's investing activities was $8,016,000 in Fiscal 1996. This was principally the result of $3,086,000 of purchases in short-term investments, plus $2,568,000 of additions to the Company's film library, and $2,211,000 of investments in O&O theatres.

         Cash flow provided by financing activities was $3,290,000 in Fiscal 1996. During such period, the Company made in April, 1995 a payment in full of $3,121,000 on a subordinated note payable (see below). On September 1, 1995, the Company completed a $7,000,000 ($6,381,000 net of expenses) private placement of convertible notes through a European financial institution. The Company issued secured convertible notes with a conversion price of $5.75 per share. As of March 31, 1996, $380,000 had been converted into 66,085 shares of Common Stock. Subsequently, through June 20, 1996, an additional $480,000 was converted into 83,475 shares of Common Stock. The remaining $6,140,000 of notes are convertible at the option of the holder into 1,067,826 shares of Common Stock. The notes have a four year maturity, bear interest at 8 percent per annum with a semi-annual interest payment schedule commencing March 1, 1996 and are secured by specific assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its owned and operated theatres. In addition to the above transactions, on September 30, 1995 the Company converted all of its outstanding Series A Convertible Preferred Stock into 165,380 shares of Common Stock. Each share of Series A Convertible Preferred Stock had a liquidation value of $4.00 and was converted into shares of Common Stock at a conversion rate of 1.1025 shares of Common Stock for each share of preferred stock.

         At March 31, 1995, the Company owed approximately $3,121,000 under a subordinated note payable to Mr. Douglas Trumbull (the "Trumbull Note"), the inventor of the Showscan process. The Trumbull Note including interest was due and paid in full on April 26, 1995.

         The above activities had the result of increasing the Company's stockholders equity from $14 million (as of March 31, 1995) to $14.5 million as of March 31, 1996 and also resulted in a significant infusion of cash, increased the film library and the investments in owned and operated theatres.

         The Company believes that its working capital will be sufficient to fund the costs of operations for the next twelve months. The Company's business strategy includes new film productions, new product development and new product lines, enhancement of existing product lines and possible site acquisitions for additional owned and operated theatres. The Company plans to pursue further financing alternatives by one or more of the following means: the selling of securities, obtaining a line of credit from a banking institution, and/or forming strategic alliances or joint ventures. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its revised business strategy, specifically with regards to the timing of new film productions and the number of new

O&O Theatres. Additionally, the Company has reserved as of June 20, 1996 4,821,834 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Portions of this Report may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Report, highlight some of the more important risks identified by management of the Company but should not be assumed to be the only things that could affect future performance.

Period to Period Fluctuations

         The Company's operating results may fluctuate from period to period for a number of reasons, including (a) the timing of sales of the Company's motion simulation attractions, (b) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, (c) the size, type and configuration of the attractions sold, (d) the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office, and (e) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period.

         The Company's performance depends primarily upon the number of motion simulation attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from on-going film rental has increased though there can be no assurance that this trend will necessarily continue. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers for new motion simulation attractions.

Growth Plan

         Management of the Company has adopted an aggressive growth plan that includes substantial investments in its sales and marketing organizations, the creation of new research and development programs and increased funding of existing programs, and investments in corporate infrastructure that will be required to support significant growth. This plan, which was implemented during the latter half of fiscal 1996 and is planned to continue into fiscal 1997, carries with it a number of risks, including a higher level of operating expenses that may not be adequately covered by increased sales and the complexities associated with managing a larger and faster growing organization.

New Product Development

         The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since the Company's main competitors, Iwerks Entertainment, Inc. and Imax Corporation, have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third-parties to improve the Company's existing products and to develop new ones. The Company's future results will depend in large part on its ability to remain a leader in its business segment.

International Operations

         A significant portion of the Company's revenue is from sales and film licensing outside the United States. The Company's results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, policies with respect to currency and fiscal controls, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. Though the Company faces less direct exchange rate risks since nearly all of its contracts are denominated in United States Dollars, fluctuations in exchange rates can significantly affect the affordability of the Company's products and services overseas.

Intellectual Property

         The Company has several United States patents on various processes and elements related to film projection and motion simulation. The most important of these patents expire in October 2001. Though the Company's patents have never been challenged and the Company believes that they are valid, third parties could still challenge the patents and a court could determine that one or more of them are invalid. Declarations of invalidity, particularly of the Company's key patents, could adversely affect the marketability of the Company's products and services. In addition, the Company always faces the risk that new technologies could be discovered that are superior to the Company's patents.

Competition

         The Company faces intense competition in all of its product lines. In the motion simulation business, the Company's main competitor is Iwerks though there are an increasing number of smaller competitors. Iwerks has substantially greater financial resources than the Company and as such may be able to both price its existing products and services lower than the Company as well as produce new products. Imax is a growing competitor of the Company in this segment and has dedicated substantial resources to entering this market.

         In the large screen, special format motion picture business, the Company's main competitor is Imax though Iwerks is also very significant. The 15/70 format appears to be emerging as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market. The Company is only a recent entrant into this market and has not yet made any sales. The Company will have to continue to invest funds in order to broaden its position in the 15/70 market and thus short term results could be adversely affected until sales can be made. See also the discussion in "Item 3 -- Legal Proceedings" regarding litigation initiated with respect to the Company's entry into this market.

Business Disruption

         The Company's corporate headquarters, including its research and development operations and most of its manufacturing facilities, are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

Dependence on Major Customers

         The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer presently operates or is otherwise responsible for twelve simulation attractions. The second concentration relates to the Company's sales backlog where UA and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. Of course, as each of these customers builds more theatres they will then become a concentration in the area of ongoing film rental. In the future, the Company plans to increase the number of customers with which it has multi-system agreements. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

Ability to Produce Additional Films

         One of the primary factors considered by potential purchasers of motion simulation attractions is the quality and extent of the films available to be shown at the attraction. A large portion of the Company's competitive advantage resides in its popular and extensive library of ride films. To maintain this competitive edge, the Company must produce several new films each year. Film production is expensive and requires the investment of Company funds (to the extent that investors cannot be located) with no assurance that the films produced will be popular. Iwerks and Imax have each indicated that they are devoting substantial portions of their assets to the production of new ride films. Both the short and long term financial performance of the Company will be adversely affected if the perceived quality and popularity of the Company's film library declines either alone or in comparison to the films of the Company's competitors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A pertaining to the Annual Meeting of Stockholders to be held in August 1996, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Report on Form 10-K. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will appear under the caption "Security Ownership of Directors, Nominees and Principal Security Holders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.(1)(2)  FINANCIAL STATEMENTS AND SCHEDULES.

         See the Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereafter, which is incorporated herein by reference.

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

      4.3        Form of warrant issued to Sutro & Co. Incorporated.(a)

      4.4 Stock Purchase Warrant, dated March 9, 1989, issued by the Company to Columbia Pictures Industries, Inc.(a)

      4.5 Specimen certificate of Series A Convertible Preferred Stock, $.001 par value, of the Company.(g)

      4.6 Specimen certificate of Series B Preferred Stock, $.001 par value, of the Company.(g)

    EXHIBIT
     NUMBER                                        DESCRIPTION

      4.7 Warrant Agreement, dated as of September 27, 1993, among Showscan Corporation and Charles B. Moss, Jr. and DiBenedetto Showscan Limited Partnership.(b)

      4.8        Form of Warrant Agreement entered into with William D. Eberle.
                 (g)

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

      4.11 Warrant Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

      4.12 Registration Rights Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

      4.13 Rights Agreement, dated as of November 11, 1994, by and between Showscan Entertainment Inc. and Continental Stock Transfer & Trust Company.(i)

      4.14 Registration Rights Agreement, dated as of September 22, 1994, by and among Showscan Entertainment Inc., Charles B. Moss, Jr. and DiBenedetto Showscan Limited Partnership.(j)

      4.15 Note Purchase, Paying and Conversion Agency Agreement, dated as of August 14, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

      4.16 Global Note, dated September 1, 1995, made by Showscan Entertainment Inc. in favor of Banca del Gottardo.(k)

      4.17 Agency Agreement, dated as of August 14, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

      4.18 Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

      4.19 Amendment to Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

      4.20 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack M. Ferraro.

      4.21 Registration Rights Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack M. Ferraro.

      4.22 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.

      4.23 Registration Rights Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.

      4.24 Warrant Agreement, dated as of October 3, 1995, by and between Showscan Entertainment Inc. and Intralink Film Graphic Design.

    EXHIBIT
     NUMBER                                        DESCRIPTION

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

      10.6 Showscan Entertainment Inc. 1992 Stock Option Plan, as amended.(j)

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

    EXHIBIT
     NUMBER                                        DESCRIPTION

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

     10.22 Employment Agreement, dated May 3, 1994, between the Company and Dennis Pope, as amended.(j)

     10.23 Purchase Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

     10.24 Joint Venture Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

     10.25 Theater Rights Agreement, dated as of August 19, 1994, among Showscan Corporation, United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.(h)

     10.26 First Amendment to Theater Rights Agreement, dated as of March 30, 1995, by and among Showscan Entertainment Inc., United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.(j)

     10.27 Master Management and Development Agreement, dated as of August 19, 1994, among Showscan Corporation, United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.(h)

     10.28 Amendment No. 1 to the Showscan Attractions Joint Venture Agreement, dated as of September 22, 1994, by and among DiBenedetto O&O Limited Partnership, Showscan Attractions, Inc., and Moss Family O&O Corp.(j)

     10.29 Standstill Agreement, dated as of August 22, 1994, by and among Showscan Corporation, United Artists Theatre Circuit, Inc., Charles B. Moss, Jr., Thomas DiBenedetto and DiBenedetto Showscan Limited Partnership.(h)

     10.30 Stock Exchange Agreement, dated as of September 22, 1994, by and among Showscan Entertainment Inc., Charles B. Moss, Jr., Thomas R. DiBenedetto, and DiBenedetto Showscan Limited Partnership.(j)

     10.31 Royalty Agreement, dated as of September 22, 1994, by and among Showscan Entertainment Inc., Moss Family O&O Corp. and DiBenedetto O&O Limited Partnership.(j)

     10.32 Memorandum of Agreement, dated as of April 24, 1995, by and between Showscan Framingham, Inc. and General Cinema of Framingham Inc.(j)

     10.33 Operating Agreement, dated as of August 25, 1995, by and between Showscan Attractions Venture and Maloney Development Partnership Ltd.*

    EXHIBIT
     NUMBER                                        DESCRIPTION

     10.34 Second Amendment to Theater Rights Agreement, dated as of December 31, 1995, by and among Showscan Entertainment Inc., United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.*

     21.1        List of Subsidiaries of the Company.

     23.1        Consent of Ernst & Young LLP.

     27.1        Financial Data Schedule.
     -----------------------

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

         (h) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 19, 1994, as amended by the Form 8-K/A dated November 7, 1994, and incorporated herein by reference.

         (i) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 1994, and incorporated herein by reference.

         (j) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended by the Form 10-K/A dated September 25, 1995, for the fiscal year ended March 31, 1995, and incorporated herein by reference.

         (k) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 1, 1995, and incorporated herein by reference.

B. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED MARCH 31, 1996.

                    Current Report, dated May 28, 1996, Item 5.

                    No financial statements were filed with the foregoing
                    Report.

                          INDEX TO FINANCIAL STATEMENTS
                           SHOWSCAN ENTERTAINMENT INC.

Report of Independent Auditors...................................................................................F-2

Consolidated Balance Sheets at March 31, 1996 and 1995...........................................................F-3

Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994..........................F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995, and 1994...............F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994..........................F-7

Notes to Consolidated Financial Statements.......................................................................F-9

Consolidated Financial Statement Schedule:

         Schedule II.      Valuation and Qualifying Accounts....................................................F-27

Supplementary Audited Financial Statements:

         Financial Statements for Showscan CityWalk Venture for the years ended December 31, 1995 and 1994......F-28

         Financial Statements for Cinemania (U.K.) Limited for the years ended December 31, 1995 and 1994.......F-36

         Financial Statements for Showscan/General Cinema Ventures for the period from April 24, 1995
          (date of formation) to October 31, 1995...............................................................F-45


         All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                         Report of Independent Auditors


Board of Directors and Stockholders
Showscan Entertainment Inc.


We have audited the accompanying consolidated balance sheets of Showscan Entertainment Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Showscan Entertainment Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Los Angeles, California
June 5, 1996

                           Showscan Entertainment Inc.

                           Consolidated Balance Sheets

                  (Dollars in Thousands, Except Share Amounts)

                                                                                MARCH 31
                                                                            1996        1995
                                                                          -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 5,055     $ 6,791
   Short-term investments (Note 1)                                          3,086          --
   Accounts receivable, net of allowances of $215 (1996)
     and $254 (1995)                                                        2,025       2,046
   Unbilled receivables on uncompleted equipment
     contracts (Note 1)                                                     1,122         870
   Due from affiliated entities (Note 7)                                    1,216         897
   Equipment sales inventory                                                1,547       2,142
   Prepaid expenses and other current assets                                  122         110
                                                                          -------------------
Total current assets                                                       14,173      12,856


Film library, net (Note 1)                                                  3,481       1,394

Equipment and leasehold improvements, less
   depreciation and amortization (Note 2)                                   1,313       1,728

Owned and operated theatres (Notes 1 and 6)                                 4,045       2,494

Patents and other intellectual properties, net of
   amortization (Note 1)                                                    1,770       2,204


Other assets, including note receivable from
   affiliated entity (Note 7)                                               1,975       1,296
                                                                          -------------------
Total assets                                                              $26,757     $21,972
                                                                          ===================

See accompanying notes.

                                                                                      MARCH 31
                                                                                 1996         1995
                                                                              -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    603       $    322
   Customer advances on uncompleted equipment
     contracts (Note 1)                                                          2,143          2,929
   Accrued expenses and other current liabilities (Note 1)                       3,351          1,609
   Subordinated note payable (Note 3)                                               --          3,121
                                                                              -----------------------
Total current liabilities                                                        6,097          7,981
Convertible notes payable (Note 3)                                               6,620             --
                                                                              -----------------------
Total liabilities                                                               12,717          7,981
                                                                              -----------------------

Commitments and contingencies (Note 10)

Stockholders' equity (Note 5):
   Series A Convertible Preferred Stock, $.001 par value; 150,000 shares authorized, no shares issued and outstanding in
     1996 and 150,000 in 1995 (Note 4)                                              --             --
   Series C Convertible Preferred Stock, $.001 par value;
     100,000 shares authorized; 49,000 shares issued and outstanding
     in 1996 and 1995 (Note 4)                                                      --             --
   Common stock, $.001 par value; 20,000,000 shares
     authorized; shares issued and outstanding of
     5,480,324 in 1996 and 5,242,859 in 1995                                         5              5
   Additional paid-in capital                                                   42,446         42,498
   Accumulated deficit                                                         (28,411)       (28,512)
                                                                              -----------------------
Total stockholders' equity                                                      14,040         13,991
                                                                              -----------------------
Total liabilities and stockholders' equity                                    $ 26,757       $ 21,972
                                                                              =======================

See accompanying notes.

                           Showscan Entertainment Inc.

                      Consolidated Statements of Operations

                  (Dollars in Thousands, Except Share Amounts)

                                                                        YEAR ENDED MARCH 31
                                                                 1996          1995           1994
                                                               --------------------------------------
Revenues (Note 9):
   Film rentals and royalties                                  $  9,039       $  5,978       $  2,970
   Equipment sales and related services                           8,426          9,459          2,245
                                                               --------------------------------------
                                                                 17,465         15,437          5,215

Costs of revenues                                                 8,399          8,584          3,967
                                                               --------------------------------------
Gross profit                                                      9,066          6,853          1,248

Other costs and expenses:
   General and administrative expenses                            7,576          5,560          5,566
   Depreciation and amortization                                    971          1,025          2,827
   Provision for contract modifications                              --             --            673
                                                               --------------------------------------
                                                                  8,547          6,585          9,066
                                                               --------------------------------------
Operating income (loss)                                             519            268         (7,818)

Other income (expense):
   Equity in operations of owned and operated theatres
     (Note 6)                                                      (217)          (502)            --
   Other income, including interest of $250
     (1996), $237 (1995) and $27 (1994)                             358            444            171
   Other expense, including interest of $410 (1996), $128
     (1995) and $98 (1994)                                         (555)          (128)           (98)
                                                               --------------------------------------
                                                                   (414)          (186)            73
                                                               --------------------------------------
Income (loss) before taxes                                          105             82         (7,745)
Provision for income taxes                                            4              3             --
                                                               --------------------------------------
Net income (loss)                                              $    101       $     79       $ (7,745)
                                                               ======================================

Net income (loss) per common share (Note 1)                    $   0.02       $   0.01       $  (1.68)
                                                               ======================================


See accompanying notes.

                           Showscan Entertainment Inc.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                                        Series A Convertible      Series C Convertible
                                                           Preferred Stock           Preferred Stock              Common Stock
                                                      ----------------------------------------------------------------------------
                                                         Number                  Number of                    Number
                                                        of Shares     Amount       Shares       Amount      of Shares       Amount
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1993                                      -       $  -               -      $  -        4,679,519      $  5
   Proceeds from issuance of Series A
     Convertible Preferred Stock                         150,000          -               -         -                -         -
   Accretion on Series B Preferred Stock                       -          -               -         -                -         -
   Issuance of warrants to purchase common
     stock                                                     -          -               -         -                -         -
   Stock issuance costs                                        -          -               -         -                -         -
   Net loss                                                    -          -               -         -                -         -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1994                                150,000          -               -         -        4,679,519         5
   Proceeds from common stock offering                         -          -               -         -          560,340         -
   Accretion on Series B Preferred Stock                       -          -               -         -                -         -
   Proceeds from issuance of Series C
     Convertible Preferred Stock and
     warrants to purchase common stock                         -          -          25,000         -                -         -
   Conversion of Series B Preferred Stock
     to Series C Convertible Preferred Stock                   -          -          24,000         -                -         -
   Exercise of stock options                                   -          -               -         -            3,000         -
   Stock issuance costs                                        -          -               -         -                -         -
   Net Income                                                  -          -               -         -                -         -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1995                                150,000          -          49,000         -        5,242,859         5
   Conversion of Series A Convertible Preferred
     Stock to Common Stock                              (150,000)         -               -         -          165,380         -
   Exercise of stock options                                                                                     6,000
   Conversion of convertible notes payable
     to common stock                                           -          -               -         -           66,085         -
   Other                                                       -          -               -         -                -         -
   Net income                                                  -          -               -         -                -         -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1996                                      -       $  -          49,000      $  -        5,480,324      $  5
                                                      ============================================================================



                                                       Additional
                                                        Paid-In     Accumulated
                                                        Capital       Deficit        Total
                                                      --------------------------------------
Balance at March 31, 1993                               $ 33,205      $ (20,846)    $ 12,364
   Proceeds from issuance of Series A
     Convertible Preferred Stock                             600              -          600
   Accretion on Series B Preferred Stock                    (128)             -         (128)
   Issuance of warrants to purchase common
     stock                                                   925              -          925
   Stock issuance costs                                     (200)             -         (200)
   Net loss                                                    -         (7,745)      (7,745)
                                                      --------------------------------------
Balance at March 31, 1994                                 34,402        (28,591)       5,816
   Proceeds from common stock offering                     4,342              -        4,342
   Accretion on Series B Preferred Stock                    (122)             -         (122)
   Proceeds from issuance of Series C
     Convertible Preferred Stock and
     warrants to purchase common stock                     2,500              -        2,500
   Conversion of Series B Preferred Stock
     to Series C Convertible Preferred Stock               1,800              -        1,800
   Exercise of stock options                                  12              -           12
   Stock issuance costs                                     (436)             -         (436)
   Net Income                                                  -             79           79
                                                      --------------------------------------
Balance at March 31, 1995                                 42,498        (28,512)      13,991
   Conversion of Series A Convertible Preferred
     Stock to Common Stock                                     -              -            -
   Exercise of stock options                                  30                          30
   Conversion of convertible notes payable
     to common stock                                         345              -          345
   Other                                                    (427)             -         (427)
   Net income                                                  -            101          101
                                                      --------------------------------------
Balance at March 31, 1996                               $ 42,446       $(28,411)    $ 14,040
                                                      ======================================

See accompanying notes.

                           Showscan Entertainment Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)

                                                                               YEAR ENDED MARCH 31
                                                                         1996         1995         1994
                                                                     --------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                    $       101  $        79    $  (7,745)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           971        1,025        2,827
     Amortization of film library                                            481          502          759
     Amortization of debt issue costs                                         85            -            -
     Provision for doubtful accounts receivable                              440          (30)         258
     Equity in operations of owned and operated theatres                     217          502            -
     Accrued interest on subordinated note                                     -          123           95
     Issuance of common stock and warrants for
       services                                                                -            -           75
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (419)         353        1,575
       Due from affiliated entities                                         (454)      (1,543)        (200)
       Equipment sales inventory                                             595         (702)         (26)
       Unbilled receivables on uncompleted equipment contracts              (252)         248          488
       Prepaid expenses and other current assets                             (12)          (7)         265
       Accounts payable, accrued expenses and other                        2,023         (570)      (2,294)
       Customer advances on uncompleted equipment contracts                 (786)         798        1,893
                                                                    --------------------------------------
Net cash provided by (used in) operating activities                        2,990          778       (2,030)

INVESTING ACTIVITIES
Purchases of short-term investments                                       (3,086)           -         (619)
Redemptions of short-term investments                                          -        1,243            -
Additions to film library                                                 (2,568)        (891)        (274)
Investment in owned and operated theatres                                 (2,211)      (1,610)        (908)
Purchases of equipment and leasehold improvements and other,
   net                                                                      (151)        (275)         378
                                                                     --------------------------------------
Net cash (used in) provided by investing activities                       (8,016)      (1,533)      (1,423)

                           Showscan Entertainment Inc.

                             (Dollars in Thousands)


                                                                             YEAR ENDED MARCH 31
                                                                        1996         1995         1994
                                                                      -----------------------------------
FINANCING ACTIVITIES
Proceeds from borrowings, net of debt issue costs                     $  6,381    $       -      $     -
Repayment of subordinated note payable                                  (3,121)            -           -
Net proceeds from issuance of common stock                                   -         4,079           -
Net proceeds from issuance of preferred stock and common stock
   warrants                                                                  -         2,327        2,800
Proceeds from exercise of stock options                                     30            12           -
                                                                      -----------------------------------
Net cash provided by financing activities                                3,290         6,418        2,800
                                                                      -----------------------------------
Net (decrease) increase in cash and cash equivalents                    (1,736)        5,663         (653)

Cash and cash equivalents at beginning of year                           6,791         1,128        1,781
                                                                      -----------------------------------
Cash and cash equivalents at end of year                              $  5,055   $     6,791  $     1,128
                                                                      ===================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                      $ 1,818       $     4      $     4
                                                                      ===================================
   Income taxes paid                                                  $     4       $     2      $     2
                                                                      ===================================

See accompanying notes.

                           Showscan Entertainment Inc.

                   Notes to Consolidated Financial Statements


1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OF THE COMPANY

Showscan Entertainment Inc. (the Company) is a leader in the production and exhibition of exciting movie-based entertainment attractions shown in large-screen, special-format theatres worldwide. The Company's business is in the rapidly expanding out-of-home entertainment marketplace. The Company's simulation motion and specialty theatres are open or under construction in 23 countries around the world, located in theme parks, motion picture mutiplexes, expos, world's fairs, resorts, shopping centers, casinos, museums and other tourist destinations. The Company also owns and operates motion simulation theatres in partnership with leading entertainment companies around the world.

The Company's simulation attractions combine the exhibition of a short action Showscan film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates the experience of "thrill ride" or action entertainment (such as riding a runaway train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides. In January, 1996 the Company entered into the giant screen theatre business when it announced its new product line, "ShowMax", which is available in 2-D, 3-D and Dome applications.

The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit the Company's films; (ii) selling and installing attractions and specialty theatres (including projectors, screens, sound systems, synchronization and show control, and theatre design packages)

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS OF THE COMPANY (CONTINUED)

used to exhibit films in the Showscan process as well as 15/70 format films;
(iii) selling motion bases and other equipment used in attractions; (iv) producing films using the Showscan process; and (v) operating attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

The Company's primary business strategy is to develop high margin recurring revenues from the licensing and distribution of movie-based software to third-party owner/operators of its attractions and from ticket sales at, and the licensing of its movie-based software to, its O&O Theatres. The Company seeks to increase the demand for its film library by significantly increasing the installed base of both its motion simulation attractions and specialty theatres.

CONSOLIDATION

The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

The Company accounts for its investment in O&O Theatres (see Note 6) under the equity method of accounting.

RECLASSIFICATIONS

To conform to the presentation for the year ended March 31, 1996, the consolidated statements of operations for the years ended March 31, 1995 and 1994 were reclassified, consistent with industry practice, such that certain costs of film rentals and royalties (payments to co-producers) were recorded as costs of revenues, rather than being netted against film rentals and royalties. This reclassification had no effect on gross profit or net income (loss) for any period. Film rental and royalties, and costs of revenues, increased $1,666,000 and $705,000 for the years ended March 31, 1995 and 1994, respectively, from the amounts previously reported.

The consolidated financial statements for the years ended March 31, 1995 and 1994 also contain certain other reclassifications to conform to the presentation for the year ended March 31, 1996.

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FILM LIBRARY

The Company's film library primarily consists of short "thrill-ride" or action films that are exhibited in motion simulation attraction theatres worldwide. Such films are being amortized over their estimated future revenue stream, as revised quarterly, if applicable. Accumulated amortization of the film library was $6,505,000 and $6,025,000 at March 31, 1996 and 1995, respectively.

The Company estimates that approximately 60% of unamortized film costs at March 31, 1996 will be amortized over the next four fiscal years.

PATENTS AND OTHER INTELLECTUAL PROPERTIES

Patents (expiring in fiscal year 2002) and other intellectual properties represent the excess of the total purchase cost over the values assigned to tangible assets at the date of acquisition of the Showscan process.

Amortization is provided on the basis of the ratio of annual revenues to projected revenues over the lives of the patents, as revised quarterly, if applicable, from the Showscan process with minimum annual amortization of approximately $434,000 (equal to 1/15 of the original balance of $6,504,000). Accumulated amortization of the patents and other intellectual properties was $4,734,000 and $4,300,000 at March 31, 1996 and 1995, respectively.

EQUIPMENT SALES ACCOUNTING

Equipment sales inventory, consisting primarily of film exhibition and motion simulation system equipment packages and related components, is valued at the lower of average cost or market.

Equipment sales contracts are accounted for using the percentage-of-completion method of accounting, generally measured by the percentage of labor hours incurred to date to the estimated total labor hours for each contract. When revenues and cost estimates for a contract indicate an ultimate loss, that loss is recognized immediately.

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost.

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Depreciation and amortization of equipment and leasehold improvements was $537,000, $590,000 and $2,217,000 for the years 1996, 1995 and 1994, respectively. Depreciation for 1994 includes approximately $1,500,000 of write-downs relating to certain equipment not expected to be utilized by the Company in future periods pursuant to the Company's revised business strategy.

INCOME TAXES

The Company accounts for taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME (LOSS) PER COMMON SHARE

Per share information has been determined on the basis of 6,317,167, 5,788,230 and 4,679,519 weighted average shares outstanding for the years ended March 31, 1996, 1995 and 1994, respectively.

The weighted average shares for the years ended March 31, 1996 and 1995 give effect to the assumed conversion of the Company's Convertible Preferred Stock (the effect of all other common stock equivalents was anti-dilutive and thus not reflected in the per share computation). For the year ended March 31, 1994, the effect of all common stock equivalents is not included in the per share computation as such items are anti-dilutive.

                           Showscan Entertainment Inc.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid equity instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term investments are stated at amortized cost and consist of amounts invested in debt securities (U.S. Treasury Bills) which will be held to maturity. Such securities have maturities ranging from three to nine months from the time of acquisition. Such investments are carried at unamortized cost, which approximate their fair value, based on quoted market prices in an active market.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally requires customers to furnish irrevocable letters of credit to minimize the Company's credit risk.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are the following:

                                                1996              1995
                                           -----------------------------------
Accrued royalties                            $     988,000    $     637,000
Purchase of motion simulation films              1,620,000                -
Other items                                        743,000          972,000
                                           -----------------------------------
                                             $   3,351,000    $   1,609,000
                                           ===================================

STOCK-BASED COMPENSATION

The Company accounts for compensation cost related to employee stock options in accordance with the requirements of Accounting Principles Board Opinion 25 (APB) and intends to continue to do so. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price.

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 1996 and 1995 were as follows:

                                                         1996              1995
                                                   ------------------------------------
Showscan equipment                                   $    4,559,000   $    4,558,000
Leasehold improvements                                      927,000          926,000
Office furniture and equipment                              769,000          671,000
                                                   ------------------------------------
                                                          6,255,000        6,155,000
Less accumulated depreciation and amortization            4,942,000        4,427,000
                                                   ------------------------------------
                                                     $    1,313,000   $    1,728,000
                                                   ====================================

3. NOTES PAYABLE

On September 1, 1995, the Company completed a private placement of $7,000,000 in Convertible Notes through a European financial institution, Banca del Gottardo. The notes mature on September 1, 1999 and bear interest at 8% per annum. Interest is payable semi-annually commencing March 1, 1996. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its owned and operated theatres. In connection with the private placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes. The notes are convertible into common stock at the option of the holder at a conversion price (subject to certain anti-dilution adjustments) of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date). Through March 31, 1996, $380,000 of notes were converted into 66,085 shares of common stock. Subsequent to March 31, 1996, an additional $480,000 of notes were converted into 83,475 shares of common stock leaving an outstanding balance of $6,140,000.

                           Showscan Entertainment Inc.

3. NOTES PAYABLE (CONTINUED)

The Company believes the carrying amount of the notes approximate their fair value based on current yields for debt issues of similar quality and terms.

At March 31, 1995, the Company had a subordinated note payable outstanding which was paid in full in April 1995. The note bore interest at the floating prime rate of the First National Bank of Chicago; accrued interest was $1,547,000 at March 31, 1995.

4. PREFERRED STOCK

The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations, restrictions and the number of shares constituting any such series.

The Company is authorized to issue a total of 10,000,000 shares of preferred stock of which 49,000 shares are issued as of March 31, 1996. Accordingly, 9,951,000 shares of preferred stock are available for issuance.

SERIES A CONVERTIBLE PREFERRED STOCK (SERIES A)

On September 30, 1995, the Company converted all 150,000 previously outstanding shares of its Series A into 165,380 shares of common stock. Each share of Series A had a liquidation value of $4.00 and was convertible at the option of the holders into shares of common stock at a conversion rate (subject to certain anti-dilution adjustments) of 1.103 shares of common stock for each share of Series A. The Series A was not subject to redemption and each share of Series A was entitled to a dividend equal to 110%, subject to adjustment for subdivisions, combinations and stock dividends, of any cash dividends declared on each outstanding share of common stock. The holders of shares of Series A had voting rights as if such shares had been fully converted into common stock.

SERIES C CONVERTIBLE PREFERRED STOCK (SERIES C)

The Company has 49,000 shares of Series C outstanding. The Series C is convertible into common stock at $5.04 per share (subject to certain anti-dilution adjustments), has a liquidation preference of $100 per share, and provides voting rights as if such shares had been fully converted into common stock. Each share of Series C entitles the holder to

                           Showscan Entertainment Inc.

4. PREFERRED STOCK (CONTINUED)

SERIES C CONVERTIBLE PREFERRED STOCK (SERIES C) (CONTINUED)

receive dividends in an amount equal to 110% of the dividends per share declared on each share of common stock. The Company may elect to pay dividends on the Series C either in cash or in additional shares of Series C based on its liquidation preference of $100 per share.

The Company has the right, but not the obligation, to redeem the outstanding shares of the Series C at a redemption price equal to the liquidation price ($100 per share) plus any accrued but unpaid dividends, if any.

The Series C is senior to the common stock and other junior stock of the Company and is on a parity with the Series A; additionally, a majority of the holders of Series C must consent to (a) the issuance of any securities ranking senior to, or on parity with, the Series C, and (b) the repurchase or retirement of any equity securities of the Company other than the Series C and the Series A.

In the event of a "material default" (as defined), the holders of the outstanding Series C will be entitled to (a) require the Company to repurchase the outstanding Series C at a price equal to the liquidation price plus any declared but unpaid dividends plus any accrued interest thereon, (b) require the Company to pay dividends on the Series C only in cash, and (c) receive interest on all past due dividends, if any, at the rate of four percentage points above the then prime rate.

SERIES D PARTICIPATING PREFERRED STOCK (SERIES D)

The issuance of 10,000 shares of Series D was authorized in November 1994 in connection with the adoption of the Company's stockholder rights plan.

In connection therewith, the Company issued a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock and for each share of common stock issuable upon conversion of outstanding Series A or Series C to the stockholders of record on November 11, 1994. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series D at a purchase price of $40 per one one-thousandth of a share of Series D, subject to adjustment (the Purchase Price).

                           Showscan Entertainment Inc.

4. PREFERRED STOCK (CONTINUED)

SERIES D PARTICIPATING PREFERRED STOCK (SERIES D) (CONTINUED)

The Rights may be exercised (a) 20 days after a person or group of persons has become the beneficial owner of 20% or more of the common stock then outstanding (an Acquiring Person), or (b) 20 business days after the date of commencement of a tender or exchange offer the consummation of which would result in a person or group of persons becoming an Acquiring Person. The Rights, which do not have any voting rights, expire on November 11, 2004 and may be redeemed by the Company at a price of $.01 per Right, subject to adjustment, at any time prior to their expiration and prior to such time as any person or group of persons becomes an Acquiring Person.

In the event that a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then Purchase Price, a number of shares of common stock of the Company having a market value of twice the Purchase Price. If certain mergers or sales of assets by the Company occur, each Right shall entitle the holder to purchase, at the then Purchase Price, a number of shares of common stock of the surviving corporation or purchaser having a market value of twice the Purchase Price.

5. STOCK OPTIONS AND WARRANTS

OPTIONS

The Company currently has two stock option plans in effect, the 1987 Option Plan and the 1992 Option Plan (collectively, the Plans). The Plans provide for the issuance of nonqualified and qualified stock options under the Internal Revenue Code of 1986, as amended. An aggregate of 300,000 shares of common stock were initially reserved for grant under the 1992 Option Plan to officers, directors and employees as well as independent contractors and consultants who performed services for the Company. In 1995, the 1992 Option Plan was amended to permit the grant of up to 800,000 shares of common stock and such number of shares have been reserved for grant at March 31, 1996. All remaining shares reserved for grant under the 1987 Option Plan were cancelled upon adoption of the 1992 Option Plan. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant and the term of the option may not exceed five years.

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

The Plans provide that the aggregate fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

The following table summarizes stock option transactions under the Plans for the remaining unexercised stock options:

              STOCK OPTIONS                      1996               1995                1994
- -----------------------------------------------------------------------------------------------------
Outstanding at beginning of year                 619,500             333,000            334,500
Granted                                           32,250             304,750            272,500
Exercised ($5.00 per share in 1996 and
   $4.00 per share in 1995)                       (6,000)             (3,000)                 -
Canceled                                         (40,000)            (15,250)          (274,000)
Outstanding at end of year                       605,750             619,500            333,000
Exercisable at end of year                       235,625             156,500             47,900
Available for grant at end of year               231,750             238,000             27,500
Price range at end of year                 $5.00 - $9.06       $5.00 - $9.06      $4.00 - $7.38

WARRANTS

During 1991, warrants to purchase an aggregate of 200,000 shares of common stock were issued by the Company. The warrants are exercisable at a price of $6.50 (50,000 shares) and $9.90 (150,000 shares), subject to certain anti-dilution adjustments. The warrants expire on July 11, 1996 (150,000 shares) and March 9, 1999 (50,000 shares).

In October 1993, the Company issued a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.47 per share to its Chairman of the Board of Directors. The warrant was issued as compensation for services the Chairman provided to the Company. At March 31, 1996, the warrant has been adjusted (due to anti-dilution adjustments) to permit the purchase of up to 55,127 shares of common stock at an exercise price of $4.05 per common share. The warrant is exercisable at any time on or before October 26, 1998.

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

In September 1993, the Company issued to certain of its directors (and their affiliates) warrants which initially allowed the purchase of up to 850,000 shares of common stock at the then exercise price of $4.00 per share. The warrants have been adjusted (due to anti-dilution adjustments) to permit the purchase of up to 937,155 shares of common stock at an exercise price of $3.63 per share and are currently exercisable and expire on September 27, 1998.

In August 1994, the Company issued to United Artists Theatre Circuit (UA) warrants to purchase an aggregate of 552,000 shares of common stock, at exercise prices ranging from $6.50 to $8.50, subject to certain anti-dilution adjustments. The warrants become exercisable at dates from August 22, 1995 (300,000) and annually thereafter at 75,000 per year with the remaining 27,000 exercisable on August 22, 1999, and have expiration dates from August 22, 1999 to August 22, 2000.

In September 1995, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $5.75 per share, subject to certain anti-dilution adjustments, to financial advisors who assisted in the private placement of the Convertible Notes. The warrants become exercisable on September 1, 1996 and expire on September 1, 2000.

In October 1995, the Company issued warrants to purchase an aggregate of 30,000 shares of common stock at an exercise price of $6.44, subject to certain anti-dilution adjustments, to an outside marketing, film production and consulting company. The warrants become exercisable on August 2, 1996 (15,000) and August 2, 1997 (15,000) and expire on August 1, 1998.

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

Shares of the Company's common stock reserved for issuance upon exercise of stock options, warrants, preferred stocks and convertible notes are as follows:

                                       MARCH 31, 1996
                                          RANGE OF                         MARCH 31
                                      EXERCISE PRICES              1996             1995
                                      ---------------         ------------------------------
 1987 and 1992 Option Plans            $5.00 - $9.0625            857,500*         857,500*
 Warrants                              $3.63 - $9.90            1,924,283        1,744,282
 Series A                                    -                          -          165,380
 Series C                                $5.04**                  972,222          972,222
 Convertible Notes                       $5.75**                1,151,304                -
                                                              ------------------------------
                                                                4,905,309        3,739,384
                                                              ==============================

  *At March 31, 1996 and 1995, shares reserved for options which are still available for grant are 231,750 and 238,000, respectively.

**Subject to certain anti-dilution provisions.

6. OWNED AND OPERATED THEATRES

The Company retains an ownership interest, ranging from 25% to 50%, in selected Showscan simulation theatre attractions. The Company operates and/or has an ownership interest in theatre attractions at Universal CityWalk in Universal City, California (November 1993), at the Trocadero Arcade/Piccadilly Circus in London, England (September 1994), Framingham, Massachusetts (May 1995), Osaka, Japan (August 1995), and on the Riverwalk in San Antonio, Texas (March 1996). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses (as defined), a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film rentals, royalties, and management fees (if applicable).

                           Showscan Entertainment Inc.

6. OWNED AND OPERATED THEATRES (CONTINUED)

Affiliated Ventures

The Company and affiliates of certain of its directors have entered into three ventures through March 31, 1996 with respect to owned and operated theatres:

a) Universal CityWalk - The Universal CityWalk Venture is a joint venture which is 50% owned by a wholly-owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors. The Universal CityWalk Venture also entered into a ten-year profit sharing lease with the owner of Universal CityWalk pursuant to which the owner contributed one-half of the costs incurred for the construction of the theatre. In general, the Universal CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow, as defined, from the operations of the theatre.

b) Trocadero Arcade/Piccadilly Circus - the Trocadero Arcade/Piccadilly Circus theatres are owned by Cinemania (UK) Limited, a British corporation, which is 50% owned by a wholly-owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors.

c) Riverwalk/San Antonio - The Riverwalk/San Antonio theatre is owned by a limited liability company which is 50% owned by an unaffiliated third party and 50% owned by Showscan Attractions Venture, which is a joint venture 50% owned by a wholly-owned subsidiary of the Company and 50% owned by affiliates of certain of the directors.

The Company has through other financing and/or joint venture arrangements entered into the following additional theatre ventures:

UA Venture

In August 1994, the Company and UA agreed to be partners in a venture called Showscan/United Artists Theatres Joint Venture (UA Venture).

                           Showscan Entertainment Inc.

6. OWNED AND OPERATED THEATRES (CONTINUED)

Pursuant to a Theatre Rights Agreement, as amended (TRA), UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites prior to August 19, 1999 for the installation of motion simulation attraction threatres in existing or to-be-built UA theatre multiplexes. If the UA Venture declines to acquire a particular site, then UA must install a motion simulation attraction theatre at such site. As of March 31, 1996, UA has offered two sites (the UA Venture declined the two sites) and is now in the process of preparing offers for six additional sites to the UA Venture. The TRA contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The TRA provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later than December 31, 1995. UA was unable to meet this commitment (see Note
7).

The TRA has been amended by the Company and UA to eliminate certain installation requirements in Malaysia and to add those requirements to the overall UA obligations. In connection with the amendment, UA relinquished its exclusivity rights to Malaysia and eliminated its rights of first refusal in the Asia Territory (as defined).

Other O&O Theatres

The Framingham theatre is owned by a partnership which is jointly owned by a wholly-owned subsidiary of the Company and by a subsidiary of General Cinema Corporation.

The Osaka theatre is 50% owned by a wholly-owned subsidiary of the Company and 50% by Imagine Japan, Inc. Sega Enterprises, Ltd. operates the Osaka theatre in exchange for a certain percentage of the gross receipts.

During 1996 and 1995, the Company sold equipment to several of these ventures and eliminated the gross profit on such sales to the extent of its ownership percentage ($382,000 in 1996 and $194,000 in 1995). The amount of profit eliminated is being recognized into income over the depreciation period of the related equipment.

                           Showscan Entertainment Inc.

7. RECEIVABLES FROM AFFILIATED ENTITIES

At March 31, 1996 and 1995, the Company is due $981,000 and $846,000,
respectively, from CineMania (UK) Limited under the terms of a promissory note dated May 1, 1994. Such amounts are included in other assets in the accompanying consolidated balance sheets. The note provides for (a) interest on the unpaid principal balance to be charged at 3% over LIBOR and (b) principal and interest to be repaid in ten semi-annual payments commencing in November 1995, to the extent that CineMania (UK) Limited has cumulative net profits available to make such payments. If no payments are made due to the lack of available profits, interest will continue to accrue until at such time as cumulative profits exist whereby payments will be made. No payments were made through March 31, 1996, although $196,200 was paid subsequently in May 1996.

At March 31, 1996, the Company is due $660,000 from UA in connection with the TRA as discussed in Note 6. The payment terms provide for (a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); provided, however, that if the UA Venture has not accepted one of the theatre sites it has been offered by UA prior to the Maturity Date, the Maturity Date will be extended 30 days after the date that the UA Venture does accept, but in no event shall the Maturity Date be extended later than August 19, 1999. The UA Venture presently intends to accept an offered theatre site by December 31, 1996.

During 1996 and 1995, the Company charged approximately $897,000 and $789,000, respectively, to the owned and operated theatre ventures. Such amounts have either been recognized as film rentals and royalties ($565,000 in 1996 and $314,000 in 1995), or offset against general and administrative expenses ($332,000 in 1996 and $475,000 in 1995) in the accompanying consolidated statements of operations. Such amounts represent film rentals and royalties, management and administrative services provided by the Company to the theatre ventures. The ventures owed the Company approximately $318,000 and $465,000 at March 31, 1996 and 1995, respectively, (included in due from affiliated entities) for such changes and for costs paid on behalf of the ventures.

                           Showscan Entertainment Inc.

8. INCOME TAXES

At March 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $27,138,000 and $7,340,000, respectively. The federal net operating loss carryforwards expire through the year ending 2011. The state net operating loss carryforwards expire through the year ending 2001. These net operating loss carryforwards can be used to offset future taxable income, if any.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts utilized for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 and 1995 are as follows (in thousands):

                                                                   1996            1995
                                                              --------------------------------
Deferred tax liabilities:
   Unbilled receivables on uncompleted equipment
     contracts                                                   $     1,770    $     1,806
   Other                                                                  15              -
                                                              --------------------------------
Total deferred tax liabilities                                         1,785          1,806

Deferred tax assets:
   Customer advances on uncompleted equipment contracts                1,505          1,630
   Excess of book over tax depreciation                                  395            552
   Patent amortization                                                   339            374
   Other                                                                 315            368
   Net operating loss carryforward                                    10,181          9,722
                                                              --------------------------------
Total deferred tax assets                                             12,735         12,646
Valuation allowance for deferred tax asset                           (10,950)       (10,840)
                                                              --------------------------------
Total deferred taxes                                             $         -    $        -
                                                              ================================

                           Showscan Entertainment Inc.

9. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Export revenues by geographic area for each of the three years ended March 31 consisted of:

                                  1996               1995               1994
                            --------------------------------------------------------
Africa                      $       281,000    $     851,000      $       85,000
Australasia                       2,574,000        1,031,000             115,000
Europe                            1,992,000        3,531,000           1,490,000
Far East                          5,628,000        4,982,000           2,161,000
Other                               173,000          225,000             206,000
                            --------------------------------------------------------
Total export revenues       $    10,648,000    $  10,620,000      $    4,057,000
                            ========================================================

In 1996, 1995 and 1994, the Company earned revenues from a significant customer of approximately $3,407,000, $3,080,000 and $913,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases for its corporate office, storage premises and equipment. Future net minimum rental payments under these leases at March 31, 1996 are as follows:

     1997                $     430,000
     1998                      405,000
     1999                      396,000
     2000                      391,000
     2001                      391,000
     Thereafter                881,000
                      -------------------
                         $   2,894,000
                      ===================

The corporate office lease provides for rent adjustments based on increases in the Consumer Price Index. The Company has provided a letter of credit to its landlord in the amount of $280,000 which permits the landlord to draw against the letter of credit upon default by the Company (as defined) under the terms of the lease. The letter of credit is secured by a cash deposit in the amount of $280,000; such amount is included in other assets in the accompanying consolidated balance sheet.

                           Showscan Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total rental expense charged to operations for the years ended March 31, 1996, 1995 and 1994 was $389,000, $456,000 and $425,000, respectively.

Under the terms of a film production agreement, the Company has guaranteed, for four years beginning in 1996, a minimum amount per year of proceeds to the outside investors in the film project. If revenues, as defined, from the exhibition of the film is less than the required minimum amount, the Company will contribute the difference to the outside investors. Based upon management's estimate of future revenues to be derived from the film, the Company does not expect to pay any amounts under this guarantee.

The Company is obligated under various royalty agreements to pay royalties (ranging from 1% to 3%) to various parties, generally based on the gross receipts (as defined) from either the exploitation of the Showscan process (in excess of certain amounts), the exploitation of Showscan motion pictures, or other receipts.

                           SHOWSCAN ENTERTAINMENT INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


- ----------------------------------------------------------------------------------------------------------------------------------
                          COL. A             COL. B            COL. C               COL. D               COL. E       COL. F
- ----------------------------------------------------------------------------------------------------------------------------------
                                           Balance at                           Charged to Other
                                           Beginning          Charged to           Accounts -      Deductions -    Balance at End
                       DESCRIPTION          of Year       Costs and Expenses       Described         Describe         of Year
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended 1996:
Allowance for doubtful accounts             $254,000            $440,000          $      -         $479,000 (a)        $215,000
                                            ========            ========          =========        ============        ========

Product warrant liability                   $187,000            $ 77,000          $      -         $ 82,000 (b)        $182,000
                                            ========            ========          =========        ============        ========

Year ended 1995:
Allowance for doubtful accounts             $283,000            $(30,000)         $      -         $  (1,000)          $254,000
                                            ========            ========          =========        ==========--        ========

Product warrant liability                   $213,000            $124,000          $      -         $ 150,000(b)        $187,000
                                            ========            ========          =========        =========---        ========

Year ended 1994:
Allowance for doubtful accounts             $323,000            $258,000          $      -         $ 298,000(a)        $283,000
                                            ========            ========          ==========       =========---        ========

Product warrant liability                   $252,000            $130,000          $      -         $ 169,000(b)        $213,000
                                            ========            ========          ==========       =========---        ========

(a) Represents write-off of uncollectible accounts receivable.
(b) Represents actual warranty expenditures.

                              Financial Statements

                            Showscan CityWalk Venture

                     Years ended December 31, 1995 and 1994
                       with Report of Independent Auditors

                         Report of Independent Auditors

The Partners
Showscan CityWalk Venture

We have audited the accompanying balance sheets of Showscan CityWalk Venture as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Showscan CityWalk Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP
Los Angeles, California
June 5, 1996

                           Showscan CityWalk Venture

                                 Balance Sheets

                                                                                 December 31
                                                                             1995              1994
                                                                       ------------------------------
ASSETS
Current assets:
   Cash                                                                 $    74,163     $    77,356
   Due from Showscan CityWalk, Inc. (Note 3)                                 20,000          20,000
   Due from Showscan Entertainment Inc. (Note 3)                             26,424           -
   Prepaid expenses and other assets                                          7,993          60,640
                                                                       ------------------------------
     Total current assets                                                   128,580         157,996

     Property and equipment:
   Leasehold improvements                                                   557,431         544,262
   Operating equipment                                                      868,682         818,682
                                                                       ------------------------------
                                                                          1,426,113       1,362,944
   Less accumulated depreciation and amortization                          (312,360        (161,346)
                                                                       ------------------------------
                                                                          1,113,753       1,201,598
     Other assets                                                            16,211          16,144
                                                                       ------------------------------
     Total assets                                                       $ 1,258,544     $ 1,375,738
                                                                       ==============================

LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
   Accounts payable and accrued liabilities                             $    74,708     $   132,326
   Due to Showscan Entertainment Inc. (Note 3)                               21,248          19,025
                                                                       ------------------------------
     Total current liabilities                                               95,956         151,351

     Commitments and contingencies (Note 2)

Partners' capital (Note 4)                                                1,162,588       1,224,387
                                                                       ------------------------------
                                                                        $ 1,258,544     $ 1,375,738
                                                                       ==============================

See accompanying notes.

                            Showscan CityWalk Venture

                            Statements of Operations


                                                                             Year ended December 31

                                                                             1995              1994
                                                                       -----------------------------------
Revenues                                                               $  1,000,198         $  1,206,961

Cost of revenues, primarily film rental, royalty and
   management fees (Note 3)                                                 293,708              250,383
                                                                       -----------------------------------
Gross profit                                                                706,490              956,578

Other costs and expenses:
   Rent                                                                     197,923              180,000
   Payroll and related items                                                180,402              191,151
   Marketing and advertising                                                 27,235              294,065
   Other general and administrative                                         238,139              263,496
   Depreciation and amortization                                            151,014              148,939
                                                                       -----------------------------------
                                                                            794,713            1,077,651
                                                                       -----------------------------------
Net loss                                                               $    (88,223)        $   (121,073)
                                                                       ===================================

See accompanying notes.

                            Showscan CityWalk Venture

                         Statements of Partners' Capital


Partners' capital at December 31, 1993              $   1,325,460
   Capital contributions                                   20,000
   Net loss                                              (121,073)
                                                    ---------------
Partners' capital at December 31, 1994                  1,224,387
   Capital contributions                                   26,424
   Net loss                                               (88,223)
                                                    ---------------
Partners' capital at December 31, 1995              $   1,162,588
                                                    ===============

See accompanying notes.

                            Showscan CityWalk Venture

                            Statements of Cash Flows


                                                                             Year ended December 31

                                                                             1995              1994
                                                                       -----------------------------------
OPERATING ACTIVITIES
Net loss                                                               $  (88,223)         $  (121,073)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                        151,014              148,939
     Changes in operating assets and liabilities:
       Due from Showscan Entertainment Inc.                               (26,424)                   -
       Due from Showscan CityWalk, Inc.                                         -              (20,000)
       Prepaid expenses and other assets                                   52,580               12,387
       Accounts payable and accrued expenses                              (57,618)              95,287
       Due to Showscan Entertainment Inc.                                   2,223             (171,368)
                                                                       -----------------------------------
Net cash provided by (used in) operating activities                        33,552              (55,828)

INVESTING ACTIVITIES
Purchases of property and equipment                                       (63,169)              (2,664)
                                                                       -----------------------------------
Net cash used in investing activities                                     (63,169)              (2,664)

FINANCING ACTIVITIES
Capital contributions by partners                                          26,424               20,000
                                                                       -----------------------------------
Net cash provided by financing activities                                  26,424               20,000
                                                                       -----------------------------------
Decrease in cash                                                           (3,193)             (38,492)
Cash at beginning of year                                                  77,356              115,848
                                                                       -----------------------------------
Cash at end of year                                                    $   74,163          $    77,356
                                                                       ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
     Interest                                                          $    1,790          $     6,849
     Income taxes                                                      $        -          $         -

See accompanying notes.

                            Showscan CityWalk Venture

                          Notes to Financial Statements

                           December 31, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Showscan CityWalk Venture (the Venture) is a venture engaged in the business of operating a Showscan motion simulation attraction theatre. The theatre opened in late November 1993 at Universal CityWalk adjacent to Universal Studios, Universal City, California. The Venture is 50% owned by Showscan CityWalk, Inc., a wholly-owned subsidiary of Showscan Entertainment Inc. (Showscan). Moss Family LA Corp. and DiBenedetto CityWalk Limited Partnership (collectively the Investors) each own 25% of the Venture. The principals of the Investors are greater than 10% stockholders and members of the Board of Directors of Showscan.

Cumulative net income or loss of the Venture is allocated to the partners in accordance with their respective ownership percentage interests.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost.

Depreciation on operating equipment is recorded on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the leases, whichever is shorter.

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements; such taxes, if any, are the responsibility of the individual partners.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            Showscan CityWalk Venture

2. COMMITMENTS AND CONTINGENCIES

In connection with the establishment of the Universal CityWalk theatre, the Venture entered into a ten-year profit sharing lease pursuant to which MCA Development Company, a division of MCA, Inc., contributed one-half of the costs incurred for the construction of the theatre. The lease expires in November 2002, subject to options to extend it for three five-year periods. The Venture is obligated to pay base rent equal to $180,000 (subject to annual Consumer Price Index increases) per year plus 50% of the cash flow, as defined (Percentage Rent), from the operations of the theatre. Percentage rent paid was $13,358 in 1995 and none in 1994.

Future minimum payments, by year and in the aggregate, under the lease at December 31, 1995 are as follows:

    1996                            $  185,274
    1997                               185,274
    1998                               185,274
    1999                               185,274
    2000                               185,274
    Thereafter                         555,822
                                    ----------
    Total minimum lease payments    $1,482,192
                                    ==========

3. RELATED PARTY TRANSACTIONS

For the years ended December 31, 1995 and 1994, cost of revenues shown in the accompanying statements of operations include $184,500 and $180,250, respectively, of amounts paid or owed to Showscan for film rental, royalty and management fees. At December 31, 1995 and 1994, the Venture owed Showscan $21,248 and $19,025, respectively, related to such fees.

Amounts due from Showscan CityWalk, Inc. ($20,000 in 1995 and 1994) and Showscan ($26,424 in 1995) relate to capital contributions due the Venture. Such contributions were made subsequent to December 31, 1995.

                                         CINEMANIA (UK) LIMITED
                                         Audited Financial Statements
                                         Year ended 31 December 1995

                         REPORT OF INDEPENDENT AUDITORS



BOARD OF DIRECTORS AND STOCKHOLDERS
CINEMANIA (UK) LIMITED



We have audited the accompanying balance sheets of Cinemania (UK) Limited as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinemania (UK) Limited at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                                   Ernst & Young
London
England

June 11, 1996

CINEMANIA (UK) LIMITED
- --------------------------------------------------------------------------------
BALANCE SHEET

                                                                   December 31      December 31
                                                      Notes               1995             1994
Assets

Current assets:
   Cash                                                             $   821,401      $   479,019
   Prepaid expenses and other current assets                            187,315          138,311
                                                                    -----------      -----------
Total current assets                                                  1,008,716          617,330

Property and equipment, net                            2              2,925,474        3,160,422
                                                                    -----------      -----------
Total assets                                                        $ 3,934,190      $ 3,777,752
                                                                    ===========      ===========
Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                 $    58,431      $   179,750
   Accrued expenses and other current liabilities                       202,048          268,051
   Amounts payable to related party                    5                 22,483               -
   Current maturities of notes payable to
    stockholders                                       3                633,695          127,969
                                                                    -----------      -----------
Total current liabilities                                               916,657          575,770

Notes payable to stockholders                          3              1,478,619        1,819,616
                                                                    -----------      -----------
Total liabilities                                                     2,395,276        2,395,386
                                                                    -----------      -----------
Stockholders' equity:
   Common stock , (pound)1 ($1.48) par value;
   1,000 shares authorised; 100 shares
   issued and outstanding                                                   148              148
   Additional paid-in capital                                         1,891,000        1,891,000
   Accumulated deficit                                                 (423,040)        (590,103)
   Currency translation adjustments                                      70,806           81,321
                                                                    -----------      -----------
Total stockholders' equity                                            1,538,914        1,382,366
                                                                    -----------      -----------
Total liabilities and stockholders' equity                          $ 3,934,190      $ 3,777,752
                                                                    ===========      ===========


See accompanying notes

CINEMANIA (UK) LIMITED
- --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                 Year ended       Year ended
                                                                December 31      December 31
                                                       Note            1995             1994
Revenues                                                        $  2,140,118       $  507,242

Cost of revenues, primarily film rental,
royalty and management fees                             5            415,035          157,544
                                                                ------------       ----------
Gross profit                                                       1,725,083          349,698

Costs and expenses:
   Rent                                                              344,551           78,348
   Payroll and related items                                         402,359           63,652
   Marketing and advertising                                          87,188           54,044
   Pre-opening                                                             -          397,151
   Other general and administrative                                  310,338          205,801
   Depreciation                                                      265,959           69,528
                                                                ------------       ----------
                                                                   1,410,395          868,524
                                                                ------------       ----------
Operating profit (loss)                                              314,688         (518,826)

Other income(expense):
   Interest income                                                    24,193            3,199
   Interest expense                                                 (171,818)         (74,476)
                                                                ------------       ----------
                                                                    (147,625)         (71,277)
                                                                ------------       ----------
Net profit (loss)                                               $    167,063       $ (590,103)
                                                                ============       ==========

Net profit (loss) per common share                              $      1,671       $   (5,901)
                                                                ============       ==========

See accompanying notes

CINEMANIA (UK) LIMITED
- --------------------------------------------------------------------------------
STATEMENT OF STOCKHOLDERS' EQUITY

                                  Common stock                   Additional                         Currency
                                     Number of                      paid in     Accumulated      translation
                                        shares       Amount         capital         deficit      adjustments            Total
                                                       $         $                $                  $             $
Balance at December 31, 1993                 -            -                -               -                -                 -
Proceeds from issuance of
 common stock                              100          148                -               -                -               148
Capital contributions                        -            -        1,891,000               -                -         1,891,000
Net loss                                     -            -                -        (590,103)               -          (590,103)
Foreign exchange gain on
 translation                                 -            -                -               -           81,321            81,321
                                        ------        -----       ----------       ---------          -------        ----------
Balance at December 31, 1994               100          148        1,891,000        (590,103)          81,321         1,382,366
Net profit                                   -            -                -         167,063                -           167,063
Foreign exchange loss
 on translation                              -            -                -               -          (10,515)          (10,515)
                                        ------        -----       ----------       ---------          -------        ----------
Balance at December 31, 1995               100        $ 148       $1,891,000       $(423,040)         $70,806        $1,538,914
                                        ======        =====       ==========       =========          =======        ==========


See accompanying notes

CINEMANIA (UK) LIMITED
- --------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                         Year ended          Year ended
                                                                        December 31         December 31
                                                                               1995                1994

OPERATING ACTIVITIES
Net profit (loss)                                                       $  167,063        $    (590,103)
Adjustments to reconcile net profit (loss) to net cash
provided by (used in) operating activities:
     Depreciation                                                          265,959               69,528
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                          (50,056)            (138,311)
        Accounts payable                                                  (121,319)             179,750
        Accrued expenses and other liabilities                             (62,596)             202,116
        Amounts payable to related party                                    22,483                    -
        Interest payable to stockholders                                    82,597               47,435
                                                                        ----------        -------------
Net cash provided by (used in) operating activities                        304,131             (229,585)

INVESTING ACTIVITY

Purchases of property and equipment                                        (55,051)          (3,211,450)
                                                                        ----------        -------------
Net cash used in investing activity                                        (55,051)          (3,211,450)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                           -                  148
Capital contributions                                                            -            1,891,000
Borrowings from stockholders                                                96,946            1,947,585
                                                                        ----------        -------------
Net cash provided by financing activities                                   96,946            3,838,733

Effect of exchange rate changes on cash                                     (3,644)              81,321
                                                                        ----------        -------------
Net increase in cash                                                       342,382              479,019
Cash at beginning of year                                                  479,019                    -
                                                                        ----------        -------------
Cash at end of year                                                     $  821,401        $     479,019
                                                                        ==========        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                     $      730        $         254
      Taxes paid                                                        $        -        $           -


See accompanying notes

CINEMANIA (UK) LIMITED
- --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION AND BUSINESS
    Cinemania (UK) Limited (the Company), owns a Showscan motion simulation twin theatre attraction based at Piccadilly Circus, London, England. The Company was incorporated in December 1993. The Showscan attraction opened on September 26 1994.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost. Depreciation of equipment is computed using the straight line method over the estimated useful lives of the assets. Leasehold property is depreciated on a straight line basis over the term of the lease.

    FOREIGN CURRENCY TRANSLATION
    The financial position and results of operations of the Company are measured using local currency as the functional currency. Assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end (1995 -$1.5526:(pound)1, 1994-$1.5645:(pound)1). Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in stockholders' equity.

    INCOME TAXES
    The company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the liability method is used. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws for the year in which the taxes are expected to be paid.

    NET PROFIT (LOSS) PER COMMON SHARE
    The net profit (loss) per common share has been determined on the basis of the 100 weighted average shares outstanding for the years ended December 31, 1995 and 1994.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  PROPERTY AND EQUIPMENT

                                                        1995                 1994
    Leasehold property                          $     40,056          $    40,363
    Operating equipment                            3,205,971            3,180,926
    Office furniture and fixtures                     14,934                8,661
                                                ------------          -----------
                                                   3,260,961            3,229,950
    Less accumulated depreciation                    335,487               69,528
                                                ------------          -----------
                                                $  2,925,474          $ 3,160,422
                                                ============          ===========

CINEMANIA (UK) LIMITED
- -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


3.  NOTES PAYABLE TO STOCKHOLDERS
    The loans, which are due to mature on May 1, 2000, are repayable in 10 semi-annual instalments commencing November 1, 1995, only to the extent that the company has cumulative net profits available to make such payments. If no payments are made due to lack of profits available, interest will accrue until such time as cumulative profits exist whereby payments will be made. Interest is payable at LIBOR plus 3% (8.875% at December 31, 1995).

    The aggregate maturities of long-term debt (including interest of $238,940 at December 31, 1995) are as follows:

                                                   1995
      1996                                   $  633,695
      1997                                      422,463
      1998                                      422,463
      1999                                      422,463
      2000                                      211,230
                                             ----------
                                             $2,112,314
                                             ==========

    Included within the $633,695 debt due to mature in 1996 is $211,232 which was due to be paid on November 1,1995. However, due to the lack of available profits, no payment was made.


    The 1994 notes payable to stockholders figures have been restated as a result of the reclassification of an interest amount of $66,789 from current liabilities to long term liabilities.

4.  LEASES
    The Company leases its theatre location under an operating lease, having a non-cancellable term expiring in 2008, with a renewal option for 10 years.

    Future minimum payments under leases with terms of one year or more are approximately as follows:

                                              Operating
                                                 leases
      1996                               $      210,000
      1997                                      240,000
      1998                                      247,500
      1999                                      247,500
      2000                                      247,500
      2001 and thereafter                     1,980,000
                                         --------------
      Total minimum lease payments       $    3,172,500
                                         ==============

CINEMANIA (UK) LIMITED
- -------------------------------------------------------------------------------
NOTES TO FINACIAL STATEMENTS

5.  RELATED PARTY TRANSACTIONS

    Showscan Entertainment Inc. (Showscan) holds a 50% equity interest in the Company. Cost of revenues shown in the accompanying statement of operations includes $228,400 ($151,100 - 1994) of amounts paid to and $22,483 ($nil -
    1994) of amounts owed to Showscan for film rental, royalty and management fees.

    Entities controlled by Mr. Charles Moss and Mr. Thomas Di Benedetto each hold a 25% equity interest in the Company. Mr. Moss and Mr. Di Benedetto each have a greater than 10% stockholding in Showscan.

                                         AUDITED FINANCIAL STATEMENTS

                                         SHOWSCAN/GENERAL CINEMA
                                         VENTURES

                                         Period from April 24, 1995 (date of
                                         formation) to October 31, 1995

                         Report of Independent Auditors


The Partners
Showscan/General Cinema Ventures

We have audited the accompanying balance sheet of Showscan/General Cinema Ventures (the Venture) as of October 31, 1995, and the related statements of operations, partners' capital, and cash flows for the period from April 24, 1995 (date of formation) to October 31, 1995. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Showscan/General Cinema Ventures at October 31, 1995, and the results of its operations and its cash flows for the period from April 24, 1995 (date of formation) to October 31, 1995 in conformity with generally accepted accounting principles.

                                                             Ernst & Young LLP


Boston, Massachusetts
May 17, 1996

                        Showscan/General Cinema Ventures

                                  Balance Sheet

                                October 31, 1995


ASSETS
Current assets:
   Due from related party (Note 2)                                   $   34,858
   Current portion of foregone rent (Note 2)                            110,086
                                                                     ----------
   Total current assets                                                 144,944

   Property and equipment:
   Leasehold improvements                                             1,011,864
   Operating equipment                                                1,723,422
                                                                     ----------
                                                                      2,735,286
   Less accumulated depreciation and amortization                      (189,378)
                                                                     ----------
                                                                      2,545,908

   Foregone rent, less current portion, net of accumulated
   amortization of $42,726 (Note 2)                                     511,188
                                                                     ----------

   Total assets                                                      $3,202,040
                                                                     ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable and accrued liabilities                          $   49,640

   Partners' capital                                                  3,152,400
                                                                     ----------

   Total liabilities and partners' capital                           $3,202,040
                                                                     ==========

See accompanying notes.

                        Showscan/General Cinema Ventures

                             Statement of Operations

       Period from April 24, 1995 (date of formation) to October 31, 1995


Revenues                                                        $ 159,651

Cost of revenues, primarily film rental and management
   fees to related parties (Note 2)                                86,664
                                                                ---------
Gross profit                                                       72,987

Other costs and expenses:
   Rent                                                            71,500
   Payroll and related items                                       30,892
   Marketing and advertising                                       18,865
   Other general and administrative                                38,012
   Depreciation and amortization                                  189,378
                                                                ---------
                                                                  348,647
                                                                ---------
                                                                 (275,660)

Interest income                                                    28,774
                                                                ---------

Net loss                                                        $(246,886)
                                                                ==========


See accompanying notes.

                        Showscan/General Cinema Ventures

                         Statement of Partners' Capital






Beginning partners' capital contributions
   effective April 24, 1995                          $3,399,286
     Net loss                                          (246,886)
                                                     -----------

Partners' capital at October 31, 1995                $3,152,400
                                                     ===========

See accompanying notes.

                        Showscan/General Cinema Ventures

                             Statement of Cash Flows

       Period from April 24, 1995 (date of formation) to October 31, 1995



OPERATING ACTIVITIES
Net loss                                                                $   (246,886)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                           189,378
     Foregone rent, net                                                       42,726
     Changes in operating assets and liabilities:
       Due from related party                                                (34,858)
       Accounts payable and accrued expenses                                  49,640
                                                                       -------------
Net cash used in operating activities                                              0

FINANCING ACTIVITIES
Capital contributions                                                         97,643
Capital distributions                                                        (97,643)
                                                                       -------------
Net cash used in financing activities                                              0

                                                                       -------------
Net increase in cash and cash equivalents                                          0
Cash at beginning of year                                                          0
                                                                       -------------

Cash at end of year                                                     $          0
                                                                       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                           $          -
     Income taxes                                                       $          -

NONCASH ACTIVITY
  Noncash capital contributions:
     Equipment                                                          $  1,723,422
     Leasehold improvements                                             $  1,011,864
     Foregone rent                                                      $    664,000

See accompanying notes.

                        Showscan/General Cinema Ventures

                          Notes to Financial Statements

                                October 31, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Showscan/General Cinema Ventures (the Venture) is a partnership engaged in the business of operating twin Showscan motion simulation attraction theaters. The theaters opened in late May 1995 at the Framingham General Cinema 14-screen multiplex in Framingham, Massachusetts. The Venture is 50% owned by Showscan Framingham, Inc. (Showscan), a wholly-owned subsidiary of Showscan Entertainment Inc. and 50% owned by General Cinema of Framingham Inc. (General Cinema), a wholly-owned subsidiary of General Cinema Corp. of Massachusetts.

Net income or loss of the Venture is allocated to the partners, 50% to Showscan and 50% to General Cinema. Showscan and General Cinema hold equal voting interests in the Venture regardless of capital accounts. The term of the Venture is to continue until the earlier of five years measured from the date of opening the theater, with an option to extend for additional five-year periods, or December 31, 2025. Either party may terminate the agreement any time after the first two years if certain prerequisites, as defined in the Venture Agreement, are met.

The partners of the Venture have agreed to make additional capital contributions to the Venture as needed to fund its operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Venture recognizes revenue from ticket sales at the time the tickets are purchased.

PROPERTY AND EQUIPMENT

Property and equipment have been contributed to the Venture as part of the initial capital contributions of the partners and are carried at values representing cost, as specified in the Venture Agreement. Other assets purchased specifically for the Venture are carried at the cost to the contributor.

                        Showscan/General Cinema Ventures

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation on operating equipment is recorded on a straight-line basis over the estimated useful lives of the assets of five or ten years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the five-year term of the leases, whichever is shorter.

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements; such taxes, if any, are the responsibility of the individual partners.

2.  RELATED-PARTY TRANSACTIONS

Cost of revenues shown in the accompanying statement of operations includes $43,332 of amounts paid to Showscan Entertainment Inc. for film rental and $43,332 of amounts paid to General Cinema for management fees.

In accordance with the Venture Agreement, General Cinema was credited with a capital contribution to the Venture in the amount of $664,000, representing the present value of five years of rent which would be payable by the Venture to General Cinema but for which payment was waived. Such amount has been classified as an asset on the Venture's balance sheet as foregone rent. The initial undiscounted value of the foregone rent was $881,250. The discounting effect of the rent resulted in the Venture recognizing interest income of approximately $29,000 for the period ended October 31, 1995. Rent expense is being recognized on a straight-line basis over the 60-month lease period concluding May of 1999. Related rent expense for the year amounted to $71,500.

General Cinema also made in-kind capital contributions in the form of leasehold improvements and equipment which are being carried at cost of approximately $1.1 million as specified in the Venture Agreement.

                        Showscan/General Cinema Ventures

2.  RELATED-PARTY TRANSACTIONS (CONTINUED)

As part of its initial capital contribution, Showscan made a noncash contribution of certain operating equipment valued at $1,602,000. As specified in the Venture Agreement, such value represents 90% of the price Showscan generally charges unaffiliated parties for the purchase of such equipment.

In addition, Showscan made a cash capital contribution of approximately $98,000, which was then paid out as a distribution to General Cinema in order to equalize the capital accounts as called for in the Venture Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 1996

                                    SHOWSCAN ENTERTAINMENT INC.

                                    By /s/ WILLIAM C. SOADY
                                       -------------------------------------
                                       William C. Soady
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                               Date
         ---------                                   -----                               ----

/s/ WILLIAM D. EBERLE                     Chairman of the Board                     June 28, 1996
- ----------------------------------
         William D. Eberle

/s/ WILLIAM C. SOADY                      Director; President; Chief Executive      June 28, 1996
- ----------------------------------        Officer (Principal Executive Officer)
         William C. Soady

/s/ CHARLES B. MOSS, JR.                  Director                                  June 28, 1996
- ----------------------------------
         Charles B. Moss, Jr.

/s/ THOMAS R. DIBENEDETTO                 Director                                  June 28, 1996
- ----------------------------------
         Thomas R. DiBenedetto

/s/ KURT C. HALL                          Director                                  June 28, 1996
- ----------------------------------
         Kurt C. Hall

/s/ DENNIS POPE                           Executive Vice President and              June 28, 1996
- ----------------------------------        Chief Financial Officer (Principal
         Dennis Pope                      Financial Officer)

/s/ GREGORY W. BETZ                       Vice President and Director of Finance    June 28, 1996
- ----------------------------------        (Principal Accounting Officer)
         Gregory W. Betz

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------
     4.20       Warrant Agreement, dated as of September 1, 1995, by and
                between Showscan Entertainment Inc. and Jack M. Ferraro.

     4.21       Registration Rights Agreement, dated as of September 1,
                1995, by and between Showscan Entertainment Inc. and Jack M.
                Ferraro.

     4.22 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.

     4.23       Registration Rights Agreement, dated as of September 1,
                1995, by and between Showscan Entertainment Inc. and Jack
                Erlanger.

     4.24 Warrant Agreement, dated as of October 3, 1995, by and between Showscan Entertainment Inc. and Intralink Film
                Graphic Design.

     10.33 Operating Agreement, dated as of August 25, 1995, by and between Showscan Attractions Venture and Maloney Development
                Partnership Ltd.*

     10.34      Second Amendment to Theater Rights Agreement, dated as of
                December 31, 1995, by and among Showscan Entertainment Inc.,
                United Artists Theatre Circuit, Inc. and Showscan/United
                Artists Theatres Joint Venture.*

     21.1       List of Subsidiaries of the Company.

     23.1       Consent of Ernst & Young LLP.

     27.1       Financial Data Schedule.



_______
* Confidential treatment of this exhibit has been requested and confidential portions have been omitted and filed separately with the Securities and Exchange Commission.