Form 10-Q
period 1996-06-30
SHOWSCAN ENTERTAINMENT INC
filed 1996-08-13
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  ------------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _________ to __________

Commission file number 0-15939


                           SHOWSCAN ENTERTAINMENT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                     95-3940004
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification No.)


            3939 LANDMARK STREET                                  90232
          CULVER CITY, CALIFORNIA                              (Zip Code)
  (Address of principal executive offices)



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

                                    YES  X    NO
                                        ---      ---

         As of August 10, 1996, the Registrant had 5,563,799 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================




             This report contains 16 consecutively numbered pages.

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1996
and March 31, 1996                                                         3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 1996 and 1995                                        5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended June 30, 1996 and 1995                                        6

Notes to the Condensed Consolidated Financial Statements                   8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15


Signatures                                                                16

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)

                                                         JUNE 30,     MARCH 31,
                                                          1996          1996
                                                         -------      --------
                                                      (unaudited)      (Note)
                   ASSETS
Current assets:
     Cash and cash equivalents                          $ 2,864       $ 5,055
     Short-term investments                               2,085         3,086
     Accounts receivable (net of allowances)              4,601         3,241
     Unbilled receivables on uncompleted
          equipment contracts                             2,271         1,122
     Equipment sales inventory                            1,620         1,547
     Prepaid expenses and other current assets              174           122
                                                        -------       -------
Total current assets                                     13,615        14,173

Film library (net of amortization)                        4,370         3,481

Equipment and leasehold improvements (net
 of depreciation and amortization)                        1,218         1,313

Owned and operated theatres (Note 2)                      3,955         4,045

Patents and other intellectual properties (net of
 amortization)                                            1,661         1,770

Other assets, including note receivable
 from affiliated company                                  1,717         1,975
                                                        -------       -------

Total assets                                            $26,536       $26,757
                                                        =======       =======



Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)

                                                           JUNE 30,       MARCH 31,
                                                             1996           1996
                                                             ----           ----
                                                         (unaudited)       (Note)

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $    291        $    603
     Customer advances on uncompleted
       equipment contracts                                   4,392           2,143
     Accrued expenses and other current liabilities          2,226           3,351
                                                          --------        --------
Total current liabilities                                    6,909           6,097
                                                          --------        --------

8% convertible notes (Note 3)                                6,140           6,620

Stockholders' equity:
     Series C Convertible Preferred Stock, $.001
       par value; 100,000 shares authorized; 49,000
       shares issued and outstanding                          --              --
     Common stock, $.001 par value; 20,000,000
       shares authorized; 5,563,799 and 5,480,324
       shares issued and outstanding, respectively               6               5
     Additional paid-in capital                             42,881          42,446
     Accumulated deficit                                   (29,400)        (28,411)
                                                          --------        --------
Total stockholders' equity                                  13,487          14,040
                                                          --------        --------
Total liabilities and stockholders' equity                $ 26,536        $ 26,757
                                                          ========        ========






Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)

                                                      Three Months Ended
                                                           June 30,
                                                     1996           1995
                                                   ----------------------
                                                          (Unaudited)
Revenues:
     Film licensing                                $   883        $ 2,596
     Equipment sales and related services            2,361          2,218
                                                   -------        -------
                                                     3,244          4,814

Cost of revenues                                     2,145          2,633
                                                   -------        -------
Gross Profit                                         1,099          2,181

Costs and expenses:
     General and administrative expenses             1,705          1,771
     Depreciation and amortization                     264            244
                                                   -------        -------
                                                     1,969          2,015
                                                   -------        -------
Operating income (loss)                               (870)           166

Other income (expense):
     Equity in operations of owned and
       operated theatres                               (38)           (39)
     Other income, including interest of
       $116 (1996) and $21 (1995)                      122             29
     Interest and other expense                       (203)           (36)
                                                   -------        -------
                                                      (119)           (46)
                                                   -------        -------

Net income (loss) before taxes                        (989)           120

Provision for income taxes                               0              5
                                                   -------        -------

Net income (loss)                                  $  (989)       $   115
                                                   =======        =======

Net income (loss) per common share (Note 4)        $  (.18)       $   .02
                                                   =======        =======






See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                          Three Months Ended
                                                                               June 30,
                                                                          1996           1995
                                                                        ----------------------
                                                                             (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                  $  (989)       $   115
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization                                        264            244
       Amortization of film library                                         133            200
       Equity in operations of owned and operated theatres                   38             39
       Accrued interest on debt                                             129             10
       Provision for doubtful accounts                                       80            130
       Changes in operating assets and liabilities:
         Accounts receivable                                             (1,440)        (1,433)
         Equipment sales inventory                                          (73)           792
         Unbilled receivables on uncompleted equipment
           contracts                                                     (1,149)          (991)
         Prepaid expenses and other assets                                  (52)           (77)
         Investment in owned and operated theatres                           31         (1,396)
         Accounts payable, accrued expenses and other
           current liabilities                                           (1,566)         1,346
         Customer advances on uncompleted equipment
           contracts                                                      2,249            581
                                                                        -------        -------

          Net cash used in operating activities                         $(2,345)       $  (440)
                                                                        -------        -------

Cash flows from investing activities:
     Redemptions of short-term investments                                1,001            --
     Purchases of equipment and leasehold improvements                      (38)           (44)
     Additions to film library                                           (1,022)          (480)
     Other assets                                                           258             30
                                                                        -------        -------

          Net cash provided by (used in) investing activities           $   199        $  (494)
                                                                        -------        -------


                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                                Three Months Ended
                                                                      June 30,
                                                                 1996           1995
                                                               -----------------------
                                                                    (Unaudited)

     Balance forwarded                                         $(2,146)       $  (934)
                                                               -------        -------
Cash flows from financing activities:
     Payments on subordinated note payable                          --         (3,131)
     Proceeds from exercise of stock options                        --             30
     Other                                                         (45)           (85)
                                                               -------        -------
     Net cash provided by (used in) financing activities           (45)        (3,186)
                                                               -------        -------

     Net decrease in cash and cash equivalents                  (2,191)        (4,120)

Cash and cash equivalents, beginning of period                   5,055          6,791
                                                               -------        -------

Cash and cash equivalents, end of period                       $ 2,864        $ 2,671
                                                               =======        =======


Supplemental disclosures of cash flow information:
     Interest paid (included in subordinated note
      payment above)                                           $    --        $ 1,567
                                                               =======        =======


     Income taxes paid                                         $    --        $    --
                                                               =======        =======








See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 1--Introduction:

         The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other quarter in fiscal year 1997 or for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

Note 2--Owned and Operated theatres:

         The Company retains an ownership interest, ranging from 25% to 50%, in selected Showscan simulation theatre attractions ("Showscan Attractions") through various financing arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Los Angeles (November 1993), Trocadero in London (September 1994), Framingham, Massachusetts (May 1995), Osaka, Japan (August 1995) and San Antonio, Texas (March 1996). The Company accounts for its net ownership position under the equity method of accounting.

Note 3--8% Convertible Notes:

         On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate and are convertible at the option of the holder into 1,217,391 shares of the Company's $.001 par value Common Stock at a conversion price of $5.75 per share. Interest payments are made semi-annually commencing March 1, 1996. Through June 30, 1996, $860,000 of notes were converted into 149,560 shares of common stock leaving an outstanding balance of $6,140,000.

Note 4--Net income/loss per common share:

         Loss per common share for the three months ended June 30, 1996 and net income per common share for the three months ended June 30, 1995 have been determined by using 5,524,297 and 6,382,461 weighted average shares of Common Stock, respectively. The impact of Common Stock equivalents and potentially dilutive instruments, such as the assumed conversion of the Series C Convertible Preferred Stock, the Company's outstanding warrants and options, and the 8%

Convertible Notes due September 1, 1999, was not included in the loss per common share calculation for the three months ended June 30, 1996, as such items are anti-dilutive for the period presented. The earnings per common share for the three months ended June 30, 1995 includes the impact of dilutive common stock equivalents including the assumed conversion of Series C Convertible Preferred Stock and Series A Convertible Preferred Stock. The assumed conversion of the Company's outstanding warrants and options is not reflected in the earnings per common share computation because of their anti-dilutive nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

         Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films;
(ii) selling and installing attractions and specialty theatre equipment (including projectors, screens, sound systems, synchronization and show control and theatre design packages) used to exhibit films in the Showscan process as well as 15/70 format films; (iii) selling motion bases and other equipment used in Showscan Attractions and specialty theatres; (iv) producing films using the Showscan process; and (v) operating Showscan Attractions in which the Company has an ownership interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide. The Company announced in January 1996 the new "ShowMax"(TM) product line, a complete 15/70 giant screen theatre package. The Company anticipates that the ShowMax product line will have a positive impact on sales in the future periods.

         Currently, the principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales. The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

Comparison of the three months ended June 30, 1996 and 1995:

         Revenues for the three-month period ended June 30, 1996 (the "1997 First Quarter") decreased by $1,570,000 or 33% from revenues for the three-month period ended June 30, 1995 (the "1996 First Quarter"). The increase of $143,000 in equipment sales and related services was offset by the decrease in film licensing of $1,713,000.

         Film licensing revenues decreased by 66% to $883,000 for the 1997 First Quarter. The decrease was due primarily to (a) the renewal in previous fiscal quarters of certain licensing contracts, which affected the timing of their revenue recognition, including the renewal of the agreements with the Company's large Japanese customer (Imagine Japan), and (b) the inclusion in the 1996 First Quarter of a specific site license agreement, which revenues constituted all of the revenues to be received with respect to such agreement. Revenues from film licensing are based on new license agreements as well as renewals of existing agreements and results fluctuate from quarter to quarter, with such fluctuations being a result of the seasonality in the way that licensing agreements are entered into and how the license agreements are structured. On an annual basis, recurring film licensing revenues should increase over time as the number of operating Showscan Attractions increases.

         Revenues from equipment sales and related services for the 1997 First Quarter remained relatively constant when compared to the 1996 First Quarter. The 6% increase in equipment sales and related services can be attributed to the timing of such sales and their respective delivery dates.

         The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as the Company records revenues under this method rather than on the date that the sales agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of six to seven months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales, (ii) the schedule of the build out of the Showscan Attractions and (iii) the shipment, delivery and installation of the equipment and related services.

         Cost of revenues were 66% of revenues in the 1997 First Quarter as compared to 55% in the 1996 First Quarter. The cost of revenues on equipment sales and related services remained fairly constant at 77% of revenues in the 1997 First Quarter and 79% in the 1996 First Quarter, whereas the distribution and other costs of film licensing (excluding film amortization) as a percentage of revenues were higher in the 1997 First Quarter (37%) than in the 1996 First Quarter (34%). With the decrease in film licensing revenues in the 1997 First Quarter as compared to the 1996 First Quarter, the result is a higher cost of revenues percentage in the 1997 First Quarter. Amortization expense of the film library for the 1997 First Quarter and the 1996 First Quarter was $133,000 and $200,000, respectively. The decrease in amortization was due primarily to older films in the Company's film library being fully amortized during the fiscal year ended March 31, 1996.

         The Company accounts for its net ownership position in O&O Theatres using the equity method of accounting. The equity loss of $38,000 on the net operations of O&O Theatres for the 1997 First Quarter was consistent with the 1996 First Quarter and is primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future O&O Theatre locations, (ii) operating losses, including initial start-up and marketing expenses at the Riverwalk in San Antonio, Texas, (iii) operating losses at the Trocadero in London, due to construction of a complex adjacent to the theatre that directly affected theatre attendance, (iv) operating losses at the Framingham theatres, and (v) offset by the combined operating profits of the O&O Theatres at CityWalk and Osaka. The Company earns film licensing and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying condensed consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

         The Company incurred a net loss in the 1997 First Quarter of $989,000 from a $115,000 profit in the 1996 First Quarter. The decrease in film licensing revenues was the primary factor for the decrease in performance.

Liquidity and Capital Resources:

         At June 30, 1996, the Company's working capital decreased to $6,706,000 from $8,076,000 at March 31, 1996. The decrease in working capital was primarily due to the expenditures related to on-going production of two new films.

         Cash and cash equivalents at June 30, 1996 decreased by $2,191,000 from March 31, 1996. The decrease in cash was primarily due to (i) the financing of the on-going production of two new films in the amount of approximately $1,000,000, and (ii) account receivables and unbilled receivables on uncompleted equipment contracts increased by a combined 58%, while accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities increased by only 13%, offset by (iii) a $1,000,000 redemption of short-term investments. The changes to receivables, payables, advances and accrued expenses are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors. The specific contract terms of each sale also dictate when invoicing occurs. The increase in accounts receivable is primarily due to the issuance of certain large invoices just prior to June 30, 1996, of which $1,250,000 was collected before July 15, 1996.

         The Company believes that its working capital will be sufficient to fund the costs of operations for the next twelve months. The Company's business strategy includes new film productions, new product development and new product lines, enhancement of existing product lines and possible site acquisitions for additional O&O Theatres. The Company plans to pursue further financing alternatives by one or more of the following means: the selling of securities, obtaining a line of credit from a banking institution, and/or forming strategic alliances or joint ventures. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its revised business strategy, specifically with regard to the timing of new film productions and the number of new O&O Theatres. At July 12, 1996, the Company has reserved 4,651,832 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes. Furthermore, the Company's current backlog is approximately $29 million, comprising 37 screens of which 11 screens are scheduled to be open by the end of fiscal year 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Portions of this report on Form 10-Q (this "Report") may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Report and in the Company's other reports on file with the Securities and Exchange Commission, highlight some of the more important risks identified by the management of the Company but should not be assumed to be the only things that could affect future performance.

Period to Period Fluctuations

         The Company's operating results may fluctuate from period to period for a number of reasons, including (a) the timing of sales of Showscan Attractions,
(b) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, (c) the size, type and configuration of the Showscan Attractions sold, (d) the timing of film licensing revenues from existing Showscan Attractions and the performance of those Showscan Attractions that pay film rental based on a percentage of box office, and (e) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period (quarterly and/or annually) may not be indicative of the results for any future period.

         The Company's performance depends primarily upon the number of Showscan Attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from on-going film rental has increased though there can be no assurance that this trend will necessarily continue. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers for new Showscan Attractions.

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

Competition

         The Company faces intense competition in all of its product lines. In the motion simulation business, the Company's main competitor is Iwerks Entertainment, Inc. though there are an increasing number of smaller competitors. Iwerks has substantially greater financial resources than the Company and as such may be able to both price its existing products and services lower than the Company as well as produce new products. Imax Corporation is a growing competitor of the Company in this segment and has dedicated substantial resources to entering this market.

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

Dependence on Major Customers

         The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer presently operates or is otherwise responsible for thirteen simulation attractions. The second concentration relates to the Company's sales backlog where United Artists Theatre Circuit, Inc. and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. Of course, as each of these customers builds more theatres they will then become a concentration in the area of ongoing film rental. In the future, the Company plans to increase the number of customers with which it has multi-system agreements. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       Current Report, dated May 28, 1996, Item 5. No financial statements were filed with the foregoing report.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 12th day of August, 1996.

                                    Showscan Entertainment Inc.
                                           (Registrant)



                                    By /s/ DENNIS POPE
                                       -----------------------------------------
                                       Dennis Pope
                                       Executive Vice President
                                       - Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Financial Officer)



                                    By /s/ GREGORY W. BETZ
                                       -----------------------------------------
                                       Gregory W. Betz
                                        Vice President - Director of Finance
                                         (Authorized Officer and Principal
                                          Accounting Officer)