Form 10-Q
period 1996-09-30
SHOWSCAN ENTERTAINMENT INC
filed 1996-11-14
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           YES  [X]     NO [ ]

      As of November 10, 1996, the Registrant had 5,629,885 shares of Common Stock, $.001 par value, issued and outstanding.





 This report contains 73 consecutively numbered pages.  The exhibit index is on page 17.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX



                                                                                     Page
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1996
and March 31, 1996                                                                   3

Condensed Consolidated Statements of Operations for the Three
Months and Six Months Ended September 30, 1996 and 1995                              5

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended September 30, 1996 and 1995                                             6

Notes to the Condensed Consolidated Financial Statements                             8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              9


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                            15


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             15


Signatures                                                                           16


Exhibit Index                                                                        17

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                            SEPTEMBER 30,        MARCH 31,
                                                                1996               1996
                                                            -------------       -----------
                                                             (unaudited)           (Note)
                  ASSETS
                  ------

 Current assets:
    Cash and cash equivalents                               $    3,249          $    5,055
    Short-term investments                                         997               3,086
    Accounts receivable (net of allowances)                      4,751               3,241
    Unbilled receivables on uncompleted
      equipment contracts                                        1,535               1,122
    Equipment sales inventory                                    1,589               1,547
    Prepaid expenses and other current assets                      145                 122
                                                            ----------          ----------
 Total current assets                                           12,266              14,173


 Film library (net of amortization)                              4,897               3,481

 Equipment and leasehold improvements, less
  accumulated depreciation and amortization                      1,087               1,313


 Investment in owned and operated theatres (Note 2)              3,902               4,045


 Patents and other intellectual properties (net of
  amortization)                                                  1,553               1,770

 Other assets, including note receivable
  from affiliated company                                        1,684               1,975
                                                            ----------          ----------


 Total assets                                               $   25,389          $   26,757
                                                            ==========          ==========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



     See accompanying notes to unaudited condensed consolidated financial statements.


                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                               SEPTEMBER 30,       MARCH 31,
                                                                   1996              1996
                                                               -------------       ---------
                                                                (unaudited)          (Note)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                           $       476         $     603
    Customer advances on uncompleted
     equipment contracts                                             3,267             2,143
    Accrued expenses and other current liabilities                   2,476             3,351
                                                               -----------         ---------
 Total current liabilities                                           6,219             6,097
                                                               -----------         ---------
 8% convertible notes (Note 3)                                       5,760             6,620

 Stockholders' equity:
    Series C Convertible Preferred Stock, $.001 par value;
     100,000 shares authorized; 49,000 shares issued and
     outstanding                                                         -                 -
    Common stock, $.001 par value; 20,000,000 shares
     authorized; 5,629,885 and 5,480,324 shares
     issued and outstanding, respectively                                6                 5
    Additional paid-in capital                                      43,228            42,446
    Accumulated deficit                                            (29,824)          (28,411)
                                                               -----------         ---------
 Total stockholders' equity                                         13,410            14,040
                                                               -----------         ---------
 Total liabilities and stockholders' equity                    $    25,389         $  26,757
                                                               ===========         =========


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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                             1996          1995             1996          1995
                                             ------------------             ------------------
                                                 (Unaudited)                    (Unaudited)



Revenues:
   Film licensing                          $  1,189      $  1,373         $  2,072     $  3,969
   Equipment sales and related services       4,286         2,543            6,647        4,761
                                           --------      --------         --------     --------
                                              5,475         3,916            8,719        8,730

Costs of revenues                             3,687         2,207            5,832        4,840
                                           --------      --------         --------     --------
Gross profit                                  1,788         1,709            2,887        3,890

Costs and expenses:
   General and administrative expenses        1,790         1,891            3,475        3,662
   Depreciation and amortization                242           244              484          488
                                           --------      --------         --------     --------
                                              2,032         2,135            3,959        4,150
                                           --------      --------         --------     --------
Operating income (loss)                        (244)         (426)          (1,072)        (260)


Other income (expense):
   Equity in operations of owned and
     operated theatres                         (126)          (74)            (186)        (113)
   Other income, including interest of
     $58, $37, $154, $58, respectively           60            69              162           98
   Interest and other expenses                 (114)          (59)            (317)         (95)
                                           --------      --------         --------     --------
                                               (180)          (64)            (341)        (110)
                                           --------      --------         --------     --------



Net income (loss)                              (424)     $   (490)         $(1,413)     $  (370)
                                           ========      ========         ========     ========


Net income (loss) per common share         $   (.08)     $   (.09)        $   (.25)    $   (.07)
                                           ========      ========         ========     ========
(Note 4)





     See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    1996                 1995
                                                                 --------------------------------
                                                                             (Unaudited)
 Cash flows from operating activities:
    Net loss                                                     $   (1,413)           $   (370)
    Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization                                    484                 488
       Amortization of film library                                     325                 359
       Equity in operations of owned and operated
        theatres                                                        186                 113
       Accrued interest on debt                                         241                  57
       Provision for doubtful accounts                                   60                  10
       Changes in operating assets and liabilities:
          Accounts receivable                                        (1,570)               (433)
          Equipment sales inventory                                     (42)                885
          Unbilled receivables on uncompleted equipment
           contracts                                                   (413)                168
          Prepaid expenses and other assets                             (23)               (284)
          Investment in owned and operated theatres                     (43)             (2,160)
          Accounts payable, accrued expenses and other
           current liabilities                                       (1,243)                695
          Customer advances on uncompleted equipment
           contracts                                                  1,124                  12
                                                                 ----------            --------
            Net cash used in operating activities                    (2,327)           $   (460)
                                                                 ----------            --------

 Cash flows from investing activities:
       Redemptions of short term investments                          2,089                   -
       Purchases of equipment and leasehold
        improvements                                                    (42)                (91)
       Additions to film library                                     (1,741)               (525)
       Other assets                                                     292                 112
                                                                 ----------            --------

            Net cash provided by (used in)
                investing activities                             $      598            $   (504)
                                                                 ----------            --------



                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)


                                                                          SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        1996             1995
                                                                     ----------------------------
                                                                             (Unaudited)
    Balance forwarded                                                $  (1,729)        $    (964)
                                                                     ----------        ----------

 Cash flows from financing activities:
    Payments on subordinated note payable                                    -            (3,131)
    Proceeds from issuance of 8% convertible notes
     (net of expenses)                                                       -             6,463
    Proceeds from exercise of stock options                                  -                30
    Other                                                                  (77)              (62)
                                                                     ----------        ----------
    Net cash provided by (used in) financing activities                    (77)            3,300
                                                                     ----------        ----------

    Net increase (decrease) in cash and cash
       equivalents                                                      (1,806)            2,336

 Cash and cash equivalents, beginning of period                          5,055             6,791
                                                                     ----------        ----------

 Cash and cash equivalents, end of period                            $   3,249         $   9,127
                                                                     ==========        ==========


 Supplemental disclosures of cash flow information:
    Interest paid (for 1995, interest paid is included
       in subordinated note payment above)                           $     246         $   1,567
                                                                     ==========        ==========



    Income taxes paid                                                $       -         $       -
                                                                     ==========        ==========





     See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:

         The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1997 or for the entire fiscal year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

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

Note 3--8% Convertible Notes:

         On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate and are convertible at the option of the holder into 1,217,391 shares of the Company's $.001 par value Common Stock (the "Common Stock") at a conversion price of $5.75 per share. Interest payments are made semi-annually commencing March 1, 1996. Through September 30, 1996, $1,240,000 of notes had been converted into 215,646 shares of Common Stock leaving an outstanding balance of $5,760,000.

Note 4--Earnings per common share:

         Loss per common share for the three months ended September 30, 1996 and September 30, 1995 has been determined by using 5,577,447 and 5,250,637 weighted average shares of Common Stock, respectively. For the six months ended September 30, 1996 and September 30, 1995, the weighted average shares of Common Stock to determine loss per common share were 5,551,616 and 5,247,748, respectively. The impact of common stock equivalents and potentially dilutive securities, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

         Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing attractions and specialty theatre equipment (including projectors, screens, sound systems, synchronization and show control and theatre design packages) used to exhibit films in the Showscan process as well as 15/70 format films; (iii) selling motion bases and other equipment used in Showscan Attractions and specialty theatres; (iv) producing films using the Showscan process; and (v) operating Showscan Attractions in which the Company has an ownership interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide. The Company announced in January 1996 the new ShowMax(TM) product line, a complete 15/70 giant screen theatre package.

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

Comparison of the six months ended September 30, 1996 and 1995:

         Revenues for the six-month period ended September 30, 1996 (the "Six Month Period") of $8.7 million were only slightly less than the revenues for the six-month period ended September 30, 1995. The decrease in film licensing revenues of $1,897,000 was offset by the increase in equipment sales and related services of $1,886,000.

         Film licensing revenues decreased by 48% to $2.1 million for the Six
Month Period.    The decrease was due primarily to (a) the renewal of an
agreement with the Company's major Japanese customer (Imagine Japan), which renewal changed the timing of film licensing revenue recognition such that approximately $738,000 was recognized in the prior year six month period that was not recognized in the Six Month Period, (b) the inclusion in the corresponding prior year six month period of revenues from two specific one-time license agreements, which revenues constituted all of the revenues to be received with respect to such agreements, in the amounts of $550,000 and $300,000 respectively, and (c) the early renewals in fiscal year 1996 of certain film licensing agreements, which renewals changed the timing of film licensing revenue recognition (reflected in fourth quarter fiscal 1996 rather than the Six Month Period) of approximately $750,000. After adjusting for the aforementioned items, the recurring film licensing revenues amounted to $1.6 million for the prior year six month period; therefore, recurring film licensing revenues increased 27% in the Six Month Period, when comparing the adjusted revenues to the prior year six month period.

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

         Revenues from equipment sales and related services for the Six Month Period increased 40% to $6.6 million from $4.8 million in the corresponding prior year period. The increase can be attributed to an increase in the number of Showscan Attractions ordered and recognized during the Six Month Period as compared to the corresponding prior year period. The actual number of Showscan Attractions ordered and recognized increased from seven units in the six month period ended September 30, 1995 to nine units in the Six Month Period.

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

         Costs of revenues were 67% of revenues in the Six Month Period as compared to 55% in the corresponding prior year six month period. The increase was principally the result of (i) two one-time agreements which were recognized ($550,000 and $660,000 respectively) in the prior year six month period, each of which had significantly lower associated cost of revenues, and (ii) a lower gross profit percentage associated with sales to a major customer in the Six Month Period. Cost of revenues also increased as a percentage of total revenues because film licensing revenues (which traditionally have a higher gross profit margin) represented less of a percentage of total revenues than in the corresponding prior year six month period. Amortization expense of the film library remained fairly constant as the amount for the Six Month Period and the corresponding prior year six month period was $325,000 and $359,000, respectively.

         The Company accounts for its net ownership position in O&O Theatres using the equity method of accounting. The equity loss of $186,000 on the operations of O&O Theatres for the Six Month Period was 65% higher than the corresponding prior year six month period equity loss of $113,000 and is primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future O&O Theatre locations, (ii) operating losses, including start-up and marketing expenses at the Riverwalk in San Antonio, Texas, (iii) operating losses at the Trocadero in London, due to heavy construction adjacent to the theatre that directly affected all of the businesses in the area of construction, (iv) operating losses at the Framingham theatres and at CityWalk, and (v) offset by the operating profit of the O&O Theatre in Osaka. The Company earns film licensing and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying condensed consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. At the Trocadero O&O Theatre location, the Company is currently assessing its rights in the construction matter.

         The Company incurred a net loss in the Six Month Period of $1,413,000 as compared to a $370,000 loss in the corresponding prior year six month period, primarily due to the decrease in film licensing revenues and the increase in cost of revenues in the Six Month Period as compared to the prior year six month period.

Comparison of the three months ended September 30, 1996 and 1995:

         Revenues for the three-month period ended September 30, 1996 (the "1997 Second Quarter") increased $1,559,000 or 40% from revenues for the three-month period ended September 30, 1995 (the "1996 Second Quarter") due to the increase in revenues recognized from equipment sales and related services in the 1997 Second Quarter.

         Film licensing revenues decreased by 13% to $1,189,000 in the 1997 Second Quarter. The decrease was due to (i) revenues of $300,000 recognized in the 1996 Second Quarter from a specific one-time license agreement, which revenues constitute all of the revenues to be received with respect to such agreement, and (ii) the renewal of the agreement with Imagine Japan, which renewal changed the timing of film licensing revenue recognition such that approximately $369,000 was recognized in the 1996 Second Quarter that was not recognized in the 1997 Second Quarter. After adjustment for the aforementioned items, recurring film licensing revenues increased 69% from $704,000 in the 1996 Second Quarter to $1,189,000 in the 1997 Second Quarter, which was primarily the result of the fact that there were additional Showscan Attractions open in the 1997 Second Quarter.

         Revenues from equipment sales and related services for the 1997 Second Quarter increased 69% to $4.3 million from $2.5 million in the 1996 Second Quarter. The increase in the number of Showscan Attraction orders and installations in the 1997 Second Quarter and the preceding quarter as compared to the corresponding prior year periods resulted in the increase in revenues.

         Costs of revenues were 67% of revenues in the 1997 Second Quarter as compared to 56% in the 1996 Second Quarter. The increase was principally the result of the recognition of a specific one-time license agreement ($300,000) in the 1996 Second Quarter which had a significantly lower associated cost of revenues. The costs related to equipment sales and related services increased to 78% in the 1997 Second Quarter from 76% in the 1996 Second Quarter. Equipment sales recorded in the 1997 Second Quarter generally had a higher cost of revenue associated with each unit sold (due to the sales at lower margins to a major customer) than sales of units in the 1996 Second Quarter. Amortization of the film library for the 1997 Second Quarter and the 1996 Second Quarter was $192,000 and $159,000, respectively.

         The loss on investment in Owned and Operated Theatres in the 1997 Second Quarter is primarily the result of operating losses (i) at the Framingham theatres, (ii) at the Trocadero theatre, due to heavy construction adjacent to the theatre which directly affected all of the businesses in the area of construction, and (iii) expenses incurred in connection with the acquisition and development of future O&O Theatre locations, offset by the operating profit of the O&O Theatre at Osaka.

         The Company's net loss decreased in the 1997 Second Quarter to $424,000 from $490,000 in the 1996 Second Quarter, due to the increase in units sold in the 1997 Second Quarter from the 1996 Second Quarter.

Liquidity and Capital Resources:

         At September 30, 1996, the Company's working capital decreased to $6,047,000 from $8,076,000 at March 31, 1996. The decrease in working capital was primarily due to the expenditures related to the production of two new motion simulation films and the operating loss for the Six Month Period.

         Cash and cash equivalents at September 30, 1996 decreased by $1,806,000 from March 31, 1996. The decrease in cash was primarily due to (i) the financing of the production of two new films in the amount of $1,741,000, and (ii) account receivables and unbilled receivables on uncompleted equipment contracts increased by a combined 44%, while accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities increased by only 2%, offset by (iii) a $2,089,000 redemption of short-term investments. The changes to receivables, payables, advances and accrued expenses are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.
The specific contract terms of each sale also dictate when invoicing occurs. The increase in accounts receivable is primarily due to the issuance of certain large invoices just prior to September 30, 1996.

         The Company believes that its working capital will be sufficient to fund the costs of operations for the next twelve months. The Company's business strategy includes new film productions, new product development and new product lines, enhancement of existing product lines and possible site acquisitions for additional O&O Theatres. The Company plans to pursue further financing alternatives by one or more of the following means: the selling of securities, obtaining a line of credit from a banking institution, and/or forming strategic alliances or joint ventures. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to the timing of new film productions and the number of new O&O Theatres. At October 31, 1996, the Company has reserved 4,585,746 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes. Furthermore, the Company's current backlog is approximately $25 million, comprising 38 screens of which 9 screens are scheduled to be open by the end of fiscal year 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Portions of this report on Form 10-Q (this "Report") may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. The discussion below, together with portions of the discussion elsewhere in this Report and in the Company's other reports on file with the Securities and Exchange Commission, highlight some of the more important risks identified by the management of the Company but should not be assumed to be the only things that could affect future performance.

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

International Operations

         A significant portion of the Company's revenue is from sales and film licensing outside the United States. The Company's results could be negatively affected by such factors as political instability, changes in foreign currency exchange rates, trade protection measures, policies with respect to currency and fiscal controls, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions, or natural disasters. Though the Company faces less direct exchange rate risks since nearly all of its contracts are denominated in United States Dollars, fluctuations in exchange rates can significantly affect the affordability of the Company's products and services overseas.

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

Dependence on Major Customers

         The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer presently operates or is otherwise responsible for fifteen attractions. The second concentration relates to the Company's sales backlog where United Artists Theatre Circuit, Inc. and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. Of course, as each of these customers builds more theatres they will then become a concentration in the area of ongoing film rental. In the future, the Company plans to increase the number of customers with which it has multi-system agreements. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on August 26, 1996. The matters voted upon at the meeting were (a) the election of a board of directors to serve until the next annual meeting of stockholders, and (b) the ratification of the appointment of Ernst & Young LLP as the independent auditors for the Company.

         The voting on each proposal was as set forth in the tables below.

         1.      Election of directors:

                                                                    Withhold
                                                      For           Authority
                                                   ---------        ---------
                 William D. Eberle                 6,515,625        7,050
                 William C. Soady                  6,515,825        6,850
                 Charles B. Moss, Jr.              6,515,825        6,850
                 Thomas R. DiBenedetto             6,515,825        6,850
                 Kurt C. Hall                      6,515,625        7,050

         2. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 31, 1997.

                          For              Against          Abstentions
                       ---------           -------          ------------
                       6,517,324            3,001              2,350

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

         The exhibits listed below are filed as part of this Report.

     Exhibit Number                              Description
     --------------                              -----------
         10.35                  Agreement, dated August 7, 1996, between the
                                Company and William C. Soady.

         10.36                  Agreement, dated August 7, 1996, between the
                                Company and Dennis Pope.

         10.37                  Agreement, dated August 7, 1996, between the
                                Company and W. Tucker Lemon.

         27                     Financial Data Schedule.

(b)  Reports on Form 8-K

                 None.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 13th day of November, 1996.


                                       Showscan Entertainment Inc.
                                         (Registrant)



                                       By \s\ DENNIS POPE
                                         --------------------------------
                                          Dennis Pope
                                          Executive Vice President
                                          - Chief Financial Officer
                                            (Authorized Officer and Principal
                                              Financial Officer)



                                       By \s\ GREGORY W. BETZ
                                         --------------------------------
                                         Gregory W. Betz
                                         Vice President - Director of Finance
                                           (Authorized Officer and Principal
                                            Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.      Description                                Page Number
-----------      -----------                                -----------
    10.35        Agreement, dated August 7, 1996,
                 between the Company and William C. Soady.

    10.36        Agreement, dated August 7, 1996,
                 between the Company and Dennis Pope.

    10.37        Agreement, dated August 7, 1996,
                 between the Company and W. Tucker Lemon.

    27           Financial Data Schedule.