Form 10-K/A
period 1996-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1997-01-31
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                               ----------------

                                AMENDMENT NO. 1
                                       to
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
       Common Stock, $.001 par value            ---------------------
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
YES    X       NO
     -----        -----

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


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this
Report.
________________________________________________________________________________


                 This report contains 57 consecutively numbered
                     pages. The exhibit index is on page 8.

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
                Eberle.(g)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    -------                                     -----------

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

     4.17 Agency Agreement, dated as of August 14, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

     4.18 Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

     4.19 Amendment to Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Banca del Gottardo.(k)

     4.20 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack M. Ferraro.(l)

     4.21 Registration Rights Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack M. Ferraro.(l)

     4.22 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.(l)

     4.23 Registration Rights Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.(l)

     4.24 Warrant Agreement, dated as of October 3, 1995, by and between Showscan Entertainment Inc. and Intralink Film Graphic Design.(l)

     9.1 Voting Agreement, dated as of August 19, 1994, by and among Showscan Corporation, United Artists Theatre Circuit, Inc., Charles B. Moss, Jr., and Thomas R. DiBenedetto.(h)

    10.1 Lease dated June 15, 1989 between the Company and Landmark Investments Ltd. ("Lease").(d)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    -------                                     -----------

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

    EXHIBIT
    NUMBER                                      DESCRIPTION
    -------                                     -----------

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

     10.33 Operating Agreement, dated as of August 25, 1995, by and between Showscan Attractions Venture and Maloney Development Partnership Ltd.*

     10.34 Second Amendment to Theater Rights Agreement, dated as of December 31, 1995, by and among Showscan Entertainment Inc., United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.*

     21.1       List of Subsidiaries of the Company.(l)

     23.1       Consent of Ernst & Young LLP.(l)

     27.1       Financial Data Schedule.(l)

---------------------------------

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

         (h) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 19, 1994, as amended by the Form 8- K/A dated November 7, 1994, and incorporated herein by reference.

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

         (l) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

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



Date:  January 29, 1997         SHOWSCAN ENTERTAINMENT INC.



                                By /s/ W. TUCKER LEMON
                                   --------------------------------------------
                                   W. Tucker Lemon
                                   Vice President, General Counsel and Secretary

                                 EXHIBIT INDEX


  Exhibit No.                              Description          Page Number

     10.33      Operating Agreement, dated as of August 25,
                1995, by and between Showscan Attractions
                Venture and Maloney Development Partnership Ltd.

     10.34 Second Amendment to Theater Rights Agreement, dated as of December 31, 1995, by and among Showscan Entertainment Inc., United Artists Theatre Circuit, Inc. and Showscan/United Artists Theatres Joint Venture.