Form 10-Q
period 1996-12-31
SHOWSCAN ENTERTAINMENT INC
filed 1997-02-14
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996 or

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

                              YES  [X]        NO  [ ]

    As of February 10, 1997, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.





             This report contains 16 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 1996
and March 31, 1996                                                            3

Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended December 31, 1996 and 1995                       5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended December 31, 1996 and 1995                                       6

Notes to the Condensed Consolidated Financial Statements                      8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15


Signatures                                                                   16

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                         SHOWSCAN ENTERTAINMENT INC.
                    Condensed Consolidated Balance Sheets
               (Dollars in Thousands Except Share Information)

                                                                          DECEMBER 31,                   MARCH 31,
                                                                             1996                          1996
                                                                          ------------                  ----------
                                                                          (unaudited)                      (Note)
                           ASSETS
                           ------
 Current assets:
    Cash and cash equivalents                                              $    2,697                    $    5,055
    Short-term investments                                                          -                         3,086
    Accounts receivable (net of allowances)                                     3,242                         3,241
    Unbilled receivables on uncompleted
       equipment contracts                                                      1,091                         1,122
    Equipment sales inventory                                                   1,063                         1,547
    Prepaid expenses and other current assets                                     210                           122
                                                                           ----------                    ----------
 Total current assets                                                           8,303                        14,173


 Film library (net of amortization)                                             5,413                         3,481

 Equipment and leasehold improvements, less
  accumulated depreciation and amortization                                       985                         1,313


 Investment in owned and operated theatres (Note 2)                             3,745                         4,045


 Patents and other intellectual properties (net of
  amortization)                                                                 1,444                         1,770

 Other assets, including long-term receivables                                  2,211                         1,975
                                                                           ----------                    ----------

 Total assets                                                               $  22,101                     $  26,757
                                                                            =========                     =========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to unaudited condensed consolidated financial statements.

                                  (continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                                                   DECEMBER 31,                MARCH 31,
                                                                                       1996                      1996
                                                                                   ------------               -----------
                                                                                    (unaudited)                   (Note)
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

 Current liabilities:
    Accounts payable                                                               $       327               $        603
    Customer advances on uncompleted
     equipment contracts                                                                 1,714                      2,143
    Accrued expenses and other current liabilities                                       2,072                      3,351
                                                                                    ----------                -----------
 Total current liabilities                                                               4,113                      6,097
                                                                                    ----------                -----------

 8% convertible notes (Note 3)                                                           5,690                      6,620

 Stockholders' equity:
    Series C Convertible Preferred Stock, $.001 par value;
     100,000 shares authorized; 49,000 shares issued and
     outstanding                                                                             -                          -
    Common stock, $.001 par value; 20,000,000 shares
     authorized; 5,642,058 and 5,480,324 shares issued and
     outstanding, respectively                                                               6                          5
    Additional paid-in capital                                                          43,298                     42,446
    Accumulated deficit                                                                (31,006)                   (28,411)
                                                                                    -----------                -----------
 Total stockholders' equity                                                             12,298                     14,040
                                                                                    ----------                 ----------
 Total liabilities and stockholders' equity                                         $   22,101                 $   26,757
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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                     1996           1995                1996       1995
                                                 ---------------------------        ----------------------
                                                           (Unaudited)                    (Unaudited)
Revenues:
  Film licensing and production services           $      678      $   1,250       $   2,750      $   5,220
  Equipment sales and related services                  3,542          1,138          10,189          5,899
                                                     ---------        ------       ---------      ---------
                                                        4,220          2,388          12,939         11,119

Costs of revenues                                       3,205          1,242           9,038          6,083
                                                     ---------       --------       ---------      ---------
Gross profit                                            1,015          1,146           3,901          5,036

Costs and expenses:
  General and administrative expenses                   1,555          1,678           5,050          5,340
  Depreciation and amortization                           210            239             716            727
                                                     ---------      ---------      ----------     ----------
                                                        1,765          1,917           5,766          6,067
                                                      --------       --------       ---------      ---------
Operating loss                                           (750)          (771)         (1,865)        (1,031)


Other income (expense):
  Equity in net operations of owned and
    operated theatres                                    (281)           (77)           (445)          (190)
  Other income, including interest of
    $24, $115, $198, $211, respectively                    24            137             206            235
  Interest and other expenses                            (175)          (159)           (492)          (254)
                                                     ---------      --------       ----------     ----------
                                                         (432)           (99)           (731)          (209)
                                                     ---------     ----------      ----------     ----------


Net loss                                            $  (1,182)      $   (870)       $ (2,596)      $ (1,240)
                                                    ==========      =========       =========      =========


Net loss per common share (Note 4)                 $     (.21)     $    (.16)      $    (.47)     $    (.23)
                                                   ===========     ==========      ==========     ==========





     See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                                   NINE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                          1996                     1995
                                                                      --------------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net loss                                                            $     (2,596)           $       (1,240)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                             716                       727
     Amortization of film library                                              458                       519
     Equity in operations of owned and operated
      theatres                                                                 445                       190
     Accrued interest on debt                                                  358                       196
     Provision for doubtful accounts                                           140                         -
     Changes in operating assets and liabilities:
      Accounts receivable                                                     (141)                      550
      Equipment sales inventory                                                484                       673
      Unbilled receivables on uncompleted equipment
        contracts                                                               31                      (222)
      Prepaid expenses and other assets                                        (88)                     (205)
      Accounts payable, accrued expenses and other
       current liabilities                                                  (1,913)                     (175)
      Customer advances on uncompleted equipment
       contracts                                                              (429)                     (773)
                                                                      ------------            --------------

                 Net cash used in operating activities                $     (2,535)           $          240
                                                                      ------------            --------------


Cash flows from investing activities:
    Redemptions of short term investments                                    3,086                         -
    Purchases of equipment and leasehold
      improvements                                                             (62)                     (101)
    Investment in owned and operated theatres                                 (145)                   (2,242)
    Additions to film library                                               (2,390)                     (537)
    Other assets                                                              (235)                       58
                                                                      ------------            --------------

                 Net cash provided by (used in)
                    investing activities                              $        254            $      (2,822)
                                                                      ------------            --------------



                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)


                                                                                  NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                        1996                       1995
                                                                    ------------------------------------------
                                                                                  (Unaudited)
  Balance forwarded                                                 $       (2,281)            $        (2,582)
                                                                    ---------------            ---------------

Cash flows from financing activities:
  Payments on subordinated note payable                                          -                      (3,131)
  Proceeds from issuance of 8% convertible notes
   (net of expenses)                                                             -                       6,458
  Proceeds from exercise of stock options                                        -                          30
  Other                                                                        (77)                        (62)
                                                                   ----------------           -----------------
  Net cash provided by (used in) financing activities                          (77)                      3,295
                                                                   ----------------            ---------------

  Net increase (decrease) in cash and cash
   equivalents                                                              (2,358)                        713

Cash and cash equivalents, beginning of period                               5,055                       6,791
                                                                    --------------             ---------------

Cash and cash equivalents, end of period                             $       2,697              $        7,504
                                                                     =============              ==============


Supplemental disclosures of cash flow information:
      Interest paid                                                 $          251              $        1,567
                                                                    ==============              ==============


      Income taxes paid                                             $            -              $            -
                                                                    ==============              ==============





     See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:

         The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1997 or for the entire fiscal year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

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

Note 3--8% Convertible Notes:

         On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate and are convertible at the option of the holder into 1,217,391 shares of the Company's $.001 par value Common Stock (the "Common Stock") at a conversion price of $5.75 per share. Interest payments are made semi-annually commencing March 1, 1996. Through December 31, 1996, $1,310,000 of notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000.

Note 4--Earnings per common share:

         Loss per common share for the three months ended December 31, 1996 and December 31, 1995 has been determined by using 5,631,605 and 5,418,341 weighted average shares of Common Stock, respectively. For the nine months ended December 31, 1996 and December 31, 1995, the weighted average shares of Common Stock to determine loss per common share were 5,578,597 and 5,304,612, respectively. The impact of common stock equivalents and potentially dilutive securities, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

         Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing attractions and specialty theatre equipment (including projectors, screens, sound systems, synchronization and show control and theatre design packages) used to exhibit films in the Showscan process as well as 15/70 format films; (iii) selling motion bases and other equipment used in Showscan Attractions and specialty theatres; (iv) producing films using the Showscan process; and (v) operating Showscan Attractions in which the Company has an ownership interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide. The Company announced in January 1996 the ShowMax(TM) product line, a complete 15/70 giant screen theatre package.

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

Comparison of the nine months ended December 31, 1996 and 1995:

         Revenues for the nine-month period ended December 31, 1996 (the "Nine Month Period") of $12.9 million increased $1.8 million or 16% from the revenues of $11.1 million for the nine-month period ended December 31, 1995. The decrease in film licensing revenues of $2,470,000 was offset by the increase in equipment sales and related services of $4,290,000.

         Film licensing and production service revenues decreased by 47% to $2.8 million for the Nine Month Period. The decrease was due primarily to (i) the renewal of an agreement with the Company's major Japanese customer (Imagine Japan), which renewal changed the timing of film licensing revenue recognition such that approximately $1.1 million was recognized in the prior year nine month period that was not recognized in the Nine Month Period, (ii) the inclusion in the corresponding prior year nine month period of revenues from two specific one-time license agreements, which revenues constituted all of the revenues to be received with respect to such agreements, in the amounts of $550,000 and $300,000 respectively, and (iii) the early renewals in fiscal year 1996 of certain film licensing agreements, which renewals changed the timing of film licensing revenue recognition (reflected in fourth quarter fiscal 1996 rather than the Nine Month Period) of approximately $750,000. After adjusting for the aforementioned items, the recurring film licensing revenues were $2.8 million in the Nine Month Period and $2.5 million for the prior year nine month period.

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

         Revenues from equipment sales and related services for the Nine Month Period increased 73% to $10.2 million from $5.9 million in the corresponding prior year period. The increase can be attributed to an increase in the number of Showscan Attractions shipped during the Nine Month Period as compared to the corresponding prior year period. The actual number of Showscan Attractions shipped increased from nine units in the nine month period ended December 31, 1995 to sixteen units in the Nine Month Period.

         The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as the Company records revenues under this method rather than on the date that the sales agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of five to six months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales, (ii) the schedule of the build out of the Showscan Attractions and (iii) the shipment, delivery and installation of the equipment and related services.

         The Company has substantially completed its present installation backlog at December 31, 1996, as only two projects are left in installation backlog as compared to nine projects in installation backlog at December 31, 1995. The Company's current contractual backlog consists of 30 screens valued at approximately $21 million. This contractual backlog is comprised of three major customer contracts and will be installed over the term of those contracts.

         Costs of revenues were 70% of revenues in the Nine Month Period as compared to 55% in the corresponding prior year nine month period. The increase was principally the result of (i) two one-time agreements which were recognized ($550,000 and $660,000 respectively) in the prior year nine month period, each of which had significantly lower associated cost of revenues, and
(ii) a lower gross profit percentage associated with sales to a major customer in the Nine Month Period. Cost of revenues also increased as a percentage of total revenues because film licensing revenues (which traditionally have a higher gross profit margin) represented less of a percentage of total revenues than in the corresponding prior year nine month period. Amortization expense of the film library decreased 12% to $458,000 for the Nine Month Period as compared to $519,000 for the corresponding prior year nine month period.

         The Company accounts for its net ownership position in O&O Theatres using the equity method of accounting. The equity loss of $445,000 on the operations of O&O Theatres for the Nine Month Period was 134% greater than the corresponding prior year nine month period equity loss of $190,000 and is primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future O&O Theatre locations, (ii) operating losses at the Trocadero in London due to disruptions to theatre operations and attendance caused by the major renovation of the building and the theatre access impediments created thereby, (iii) operating losses, including start-up and marketing expenses at the Riverwalk in San Antonio, Texas, (iv) operating losses at the Framingham theatres and at CityWalk, and (v) offset by the operating profit of the O&O Theatre in Osaka. The Company earns film licensing and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying condensed consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. The Company has filed a formal claim with the owner of the Trocadero building to recover damages and lost revenues resulting from the renovation of the Trocadero building and to resolve the access issues. There can be no assurance as to the outcome of this claim.

         The Company incurred a net loss in the Nine Month Period of $2,596,000 as compared to a $1,240,000 loss in the corresponding prior year nine month period, primarily due to the decrease in film licensing revenues, an increase in cost of revenues to total revenues, and the performance of the O&O Theatres.

Comparison of the three months ended December 31, 1996 and 1995:

         Revenues for the three-month period ended December 31, 1996 (the "1997 Third Quarter") increased $1,832,000 or 77% from revenues for the three-month period ended December 31, 1995 (the "1996 Third Quarter") due to the increase in revenues recognized from equipment sales and related services in the 1997 Third Quarter.

         Film licensing and production service revenues decreased by 46% to $678,000 in the 1997 Third Quarter. The decrease was due to (i) the renewal of the agreement with Imagine Japan, which renewal changed the timing of film licensing revenue recognition such that approximately $369,000 was recognized in the 1996 Third Quarter that was not recognized in the 1997 Third Quarter, and (ii) the timing and amounts of certain film royalty renewals at specific locations.

         Revenues from equipment sales and related services for the 1997 Third Quarter increased 211% to $3.5 million from $1.1 million in the 1996 Third Quarter. The increase in the number of Showscan Attraction shipments in the 1997 Third Quarter to seven units shipped as compared to the two units shipped in the 1996 Third Quarter resulted in the increase in revenues.

         Costs of revenues were 76% of revenues in the 1997 Third Quarter as compared to 52% in the 1996 Third Quarter. The increase was principally the result of the recognition of three sales to a major customer in the 1997 Third Quarter, each of which had significantly higher associated costs of revenues. Equipment Cost of Sales to Total Equipment Sales increased to 74% in the 1997 Third Quarter from 60% in the 1996 Third Quarter because equipment sales recorded in the 1997 Third Quarter generally had a higher cost of revenue associated with each unit sold (due primarily to the sales at lower margins to the major customer) than sales of units in the 1996 Third Quarter. Amortization of the film library for the 1997 Third Quarter and the 1996 Third Quarter was $133,000 and $160,000, respectively.

         The loss on investment in Owned and Operated Theatres in the 1997 Third Quarter is primarily the result of the following factors: (i) operating losses at the Framingham, San Antonio Riverwalk and Universal CityWalk theatres, (ii) operating losses at the Trocadero theatre due to disruptions to theatre operations and attendance caused by the major renovation of the building and the theatre access impediments created thereby, (iii) expenses incurred in connection with the acquisition and development of future O&O Theatre locations, and (iv) offset by the operating profit of the O&O Theatre at Osaka. The Company has filed a formal claim with the owner of the

Trocadero building to recover damages and lost revenues resulting from the renovation of the Trocadero building and to resolve the access issues. There can be no assurance as to the outcome of this claim.

         The Company's net loss increased in the 1997 Third Quarter to $1,182,000 from $870,000 in the 1996 Third Quarter, due to (i) the decrease in film licensing revenues, (ii) the performance of the O&O Theatres in the 1997 Third Quarter as compared to the 1996 Third Quarter, and (iii) offset by an increase in equipment sales, and resulting equipment gross profits.

Liquidity and Capital Resources:

         At December 31, 1996, the Company's working capital decreased to $4,190,000 from $8,076,000 at March 31, 1996. The decrease in working capital was primarily due to the expenditures related to the production of three new motion simulation films and the operating loss for the Nine Month Period.

         Cash and cash equivalents at December 31, 1996 decreased by $2,358,000 from March 31, 1996. The decrease in cash was primarily due to (i) the financing of the production of three new films in the amount of $2,390,000,
(ii) accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities decreased by 33%, (iii) significant expenditures in connection with the litigation discussed below in Factors That May Affect Future Results, and (iv) offset by a $3,086,000 redemption of short-term investments. The changes to receivables, payables, advances and accrued expenses are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.
The specific contract terms of each sale also dictate when invoicing occurs. The decrease in cash and accrued expenses is also attributable to payments of $1,620,000 in May, 1996 for the purchase of additional interests in two existing films.

         The Company's business strategy includes a significant increase in the installed base of Showscan Attractions, new film productions, new product development and new product lines, enhancement of existing product lines and possible site acquisitions for additional O&O Theatres. The Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing (and anticipated future) product sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the obtaining of a line of credit from a banking institution, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to new film productions and new O&O Theatres, and will be required to reduce its general and administrative expenses. The Company believes that, given its various business alternatives, its working capital will be sufficient to fund the cost of its operations for the next twelve months. At February 1, 1997, the Company has reserved 4,573,573 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

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

Period to Period Fluctuations

         The Company's operating results may fluctuate from period to period for a number of reasons, including (i) the timing of sales of Showscan Attractions, (ii) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, (iii) the size, type and configuration of the Showscan Attractions sold, (iv) the timing of film licensing revenues from existing Showscan Attractions and the performance of those Showscan Attractions that pay film rental based on a percentage of box office, and (v) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period (quarterly and/or annually) may not be indicative of the results for any future period.

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

         In the large screen, special format motion picture business, the Company's main competitor is Imax though Iwerks is also very significant. The 15/70 film format appears to be emerging as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market. The Company is only a recent entrant into this market and has not yet made any sales. The Company will have to continue to invest funds in order to broaden its position in the 15/70 market and thus short term results will be adversely affected until sales can be made.

         Imax has initiated three lawsuits against the Company and others with respect to the Company's entry into the 15/70 market. Two of these lawsuits primarily allege that the Company's "ShowMax" trademark infringes upon various trademarks of Imax. The third lawsuit primarily alleges that the relationship between the Company and World Odyssey, Inc. (the 15/70 projector manufacturer that the Company serves as direct sales agent for) is improper under the terms of a 1994 settlement agreement between Imax and World Odyssey. Partially in response to these lawsuits, the Company has initiated a separate lawsuit against Imax that alleges that Imax is engaging in various antitrust and anticompetition practices. A fifth lawsuit has been initiated against the Company by a company that primarily alleges that the "ShowMax" trademark infringes upon their corporate name. To date, these lawsuits have consumed significant Company funds as well as significant amounts of management time. The presence of this litigation has had a significant dampening effect on customers' willingness to consider the ShowMax product line. Any determination that the Company could not use the trademark "ShowMax" would have a materially adverse effect on sales of the Company's 15/70 product line until such time as the Company could develop another brand name. Any such determination would not have a material adverse effect on the Company as a whole since, given the effect that the presence of this litigation has already had upon the present sales and future prospects for this product line, the Company does not expect that the ShowMax product line will have a material impact upon the Company's revenues for the next two years. Any determination that the Company's relationship with World Odyssey is improper and that such relationship cannot be changed so that it complied would have a material adverse effect on sales of the Company's "ShowMax" product line until such time as the Company could find another equipment supplier.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

         None

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 13th day of February, 1997.


                                       Showscan Entertainment Inc.
                                               (Registrant)



                                       By \s\ DENNIS POPE
                                          -------------------------------------
                                          Dennis Pope
                                          Executive Vice President
                                          - Chief Financial Officer
                                              (Authorized Officer and Principal
                                              Financial Officer)



                                       By \s\ GREGORY W. BETZ
                                          -------------------------------------
                                          Gregory W. Betz
                                          Vice President - Director of Finance
                                            (Authorized Officer and Principal
                                            Accounting Officer)