Form 10-K
period 1997-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1997-07-14
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ___________

                                    FORM 10-K
                                   ___________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997.


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

Securities registered pursuant to Section 12(g) of the Act: TITLE OF EACH CLASS
                                                            -------------------
                                                              Common Stock,
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 20, 1997 was approximately $13,234,405 (based on last NASDAQ-reported sale price of $2.625 per share of Common Stock on that date). There were 5,642,058 shares of registrant's common stock outstanding as of June 20, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

                               TABLE OF CONTENTS



Item                                                                                                         Page
----                                                                                                         ----
                                     Part I

1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .      18


                                     Part II

5.       Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . .      19

6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .      27

9.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .      27


                                    Part III

10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .      28

11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

12.      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .      28

13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .      28


                                     Part IV

14.      Exhibits, Consolidated Financial Statement Schedules,
           and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. Showscan Entertainment Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar 1997 and 1998 and any Current Reports on Form 8-K filed by the Company.


                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions to the rapidly expanding out-of-home entertainment market. The Company's motion simulation theatre attractions ("Showscan Attractions") combine the exhibition of a short action film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates a "thrill ride" or action entertainment experience (such as riding a run-away train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides.

         As of June 20, 1997, the Company had 61 Showscan Attractions screens operating around the world. The Company had 8 additional Showscan Attractions screens in its delivery and installation backlog, and has contractual commitments for an additional 29 Showscan Attractions screens. The Company includes in its backlog all sales for which it has a signed agreement or letter of intent, in each case supported by a letter of credit, cash deposits or damage provisions. Until November 1993, all Showscan Attractions were owned and operated by unaffiliated third parties. Since then, ventures in which the Company has a 15% to 50% ownership interest have opened motion simulation theatres ("O&O Theatres") at Universal CityWalk, Universal City, California; in the Trocadero Arcade at Piccadilly Circus, in London, England; at General Cinema's 14-screen theatre multiplex in Framingham, Massachusetts; on the Riverwalk in San Antonio, Texas; at the Asian Trade Center in Osaka, Japan; in Austin, Texas beginning on July 1, 1997 and at Darling Harbour, Australia in July, 1997.

         As part of its business, the Company produces and licenses specialty films in the Showscan process which are then exhibited in conventional theatres equipped to show Showscan films. The Company also markets all of the cameras, projectors, motion bases and other equipment necessary to establish and operate Showscan Attractions and Showscan specialty theatres. The Company has 6 permanent specialty theatres operating as of June 20, 1997.

Last year, the Company entered another expanding market when it began marketing a 15/70 format giant screen equipment and theatre package.

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

BUSINESS STRATEGY

         The Company believes that there is a rapidly increasing worldwide consumer demand for a variety of out-of-home entertainment options. The Company plans to capitalize on its position as a leader in the entertainment motion simulation attraction business and on the growing demand for entertainment alternatives by making its movie-based products available to consumers worldwide at high-visibility and high-traffic locations, such as urban entertainment complexes, tourist destinations, family entertainment centers, amusement/theme parks, movie theatre complexes, gaming casinos, and shopping centers.

         The Company has focused its primary business strategy on the development of high-margin recurring revenues from the licensing and distribution of its motion simulation and specialty films. The Company is also committed to enhancing the recognition of the Showscan(R) brand name worldwide. The Company's current strategies to achieve this objective are as follows:

         Increase Film Licensing Revenues. The Company seeks to increase the recurring revenues derived from licensing its films by increasing the number of motion simulation attractions and specialty theatres. As this installed base grows, each film will be licensed to a greater number of exhibitors thereby increasing revenue, while also amortizing the fixed film production costs of Showscan owned films over a larger revenue base. To increase this recurring revenue, the Company is:

                  (i) Marketing to a wide range of potential customers worldwide while maintaining reasonable profit margins;

                  (ii) Distributing Showscan films to simulation attractions previously installed by competitors of Showscan;

                  (iii) Enhancing and expanding its film library by producing internally or with third parties new films while also obtaining distribution rights to motion simulation films produced by others;

                  (iv) Enhancing its proprietary projection and motion base technology;

                  (v) Entering into additional strategic sales arrangements to supplement existing strategic agreements which cover Japan, USA, Australia, Taiwan, Hong Kong and selected portions of China; and

                  (vi) Emphasizing sales having multi-location possibilities. (To date, the Company has sold 18 Showscan Attractions to Imagine Japan, 10 Showscan Attractions in Taiwan to Kings Entertainment Co., Ltd., four Showscan Attractions in China to Jenor International, 24 Showscan Attractions to United Artists Theatre Circuit, Inc. ("UA"), five Showscan

                           Attractions to Auscinemagic/Reality Cinema in Australia, two Showscan Attractions to Lotte World in Korea and two Showscan Attractions to Parc du Futuroscope in France.)

         INVESTMENTS IN SHOWSCAN ATTRACTION THEATRES. The Company has historically participated directly in the recurring revenues from ticket sales and film distribution and licensing by having an ownership interest in certain Showscan Attractions ranging from 25% to 50%. Although the start-up and the pre-opening marketing and advertising costs of O&O Theatres are sometimes high (which costs the Company has defrayed in part through strategic alliances), the variable costs of ticket sales are low. In the fourth quarter of the fiscal year ended March 31, 1997, the Company revised its O&O Theatre strategy so that it will now generally limit its ownership interest to between 10% and 15%; although there may be specific locations where the Company would invest up to 50%. The Company intends to selectively continue its investment in Showscan Attractions on this basis. The Company has entered into several alliances that provide the Company with the capability of participating in the ownership of Showscan Attractions with other investors. See "Item 1. Business -- Motion Simulation Attractions -- Owned and Operated Theatres," below.

         The first O&O Theatre opened at Universal CityWalk in Universal City, California in late November 1993; the second O&O Theatre (which contains two separate screens) opened in late September 1994 at the Trocadero Arcade at Piccadilly Circus, London, England; the third O&O Theatre (which contains two separate screens) opened in late May 1995 at a General Cinema 14-screen theatre multiplex in a suburb of Boston, Massachusetts; the fourth O&O Theatre (a joint venture with Imagine Japan) opened in August, 1995 at the Asian Trade Center in Osaka, Japan; and the fifth O&O Theatre opened in March, 1996 on the Riverwalk in San Antonio, Texas. UA has agreed to offer to the UA Venture (as defined below) up to 24 sites at anytime prior to August 19, 1999 as locations for O&O Theaters. On behalf of the UA Venture, the Company has the right to accept or reject any such potential site. The Company also has entered into an agreement with UA that gives the Company (on behalf of the UA Venture) the right of first negotiation with respect to any additional Showscan Attraction to be installed in any UA theatre complexes. See "Item 1. Business -- Motion Simulation Attractions -- Owned and Operated Theatres -- The United Artists Venture," below. As of March 31, 1997, UA has offered eight sites of which the UA Venture declined seven sites as they did not meet the criteria of the UA Venture. Effective July 1, 1997, the UA Venture accepted the offer by UA of the Showscan Attraction site in Austin, Texas. Additionally, the Company has acquired (effective July 1997) a 15% investment in a Showscan Attraction in Darling Harbour, Sydney, Australia.

         Pursue Other Business Opportunities. In addition to increasing its recurring film revenue, another objective of the Company is to explore and exploit other commercial and entertainment opportunities and revenue sources.

         During the fiscal year ended March 31, 1996, the Company introduced a new product line, a 15 perf/70 film format giant screen theatre package that includes state-of-the-art rolling loop projectors, surround-sound systems, synchronization, show control and theatre design. The 15/70 film format differs from other film formats such as 8 perf/70 and 5 perf/70 by providing a larger frame size which in turn allows projection onto a larger screen. This film format system is also big enough to use in a dome application, whereas with other formats this is not recommended. The 15/70 format film library is also the largest giant screen film library existing today. On May 2, 1997, the Company settled all litigation that it had with Imax Corporation regarding this product line. See "Item 3 -- Legal Proceedings," for a more detailed explanation of this litigation.

         In addition, the Company believes that its current and future library of motion simulation and specialty films will become increasingly more valuable. Accordingly, the Company plans to significantly increase the number of films it offers by producing and/or acquiring for distribution three to five new films annually. During the past fiscal year, the Company released three motion simulation films, has another film in post-production and has ten additional simulation films under active development. For the fiscal year ending March 31, 1998, the Company has acquired two films that were not filmed using the Showscan process but are being converted to the Company's format. In addition, the Company also is actively pursuing various financing alternatives, including limited partnerships and other similar arrangements to finance the production of additional Showscan motion simulation films.

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

         The Company plans to enter into additional strategic alliances, joint ventures and other similar arrangements (i) to facilitate the production of its motion-simulation software, (ii) to expand the out-of-home entertainment venues in which its products can be exhibited, (iii) to reduce financial risks, and
(iv) to expand the Company's access to distribution networks, urban entertainment locations and destination centers, and technological innovations. The Company is currently considering alliances with motion picture exhibitors, retail shopping center developers and operators, and others for the establishment of additional Showscan Attractions and specialty theatres in motion picture multiplexes, shopping malls, casinos and other gaming venues, and other high-traffic locations and destinations. Furthermore, the Company may consider the acquisition of motion simulation film libraries and/or other companies in its line of business or in other businesses.

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

         The Company's film library consists of a motion simulation film library and a specialty film library. The motion simulation film library is one of the world's largest entertainment motion simulation film libraries and currently contains 28 action/thrill-ride films. The specialty film library contains 16 Showscan specialty films available for exhibition in specialty theatres. The Company is the sole owner of 16 of the motion simulation films, a joint owner of seven motion simulation films and the distributor of five motion simulation films owned by unaffiliated companies. Of the 16 Showscan specialty films, seven are owned by the Company.

         The Company initiated distribution of the live-action motion simulation film Street Luge (a new high-speed downhill ride just inches from the asphalt) and the computer-animated/special effects Storm Rider (the rider becomes a raindrop that falls to Earth) during the past fiscal year. The film library also consists of such films as Cosmic Pinball (depicting a race through a giant, futuristic pinball park), and the highly-acclaimed Devil's Mine Ride (a ride through an abandoned mine on a runaway rail car). The Company has obtained certain distribution rights through May 1, 2002 to two films (Funhouse Express and Asteroid Adventure) which were produced by Imax Corporation. These two films may be distributed to Showscan's existing installed base and contractual backlog of Showscan Attractions as of April 30, 1997 (an aggregate of approximately 100 sites).

         The films that the Company produces are either fully financed by third parties or co-produced and financed by the Company and third parties. When the Company produces films, it typically hires a production company or team of specialists on a project-by-project basis, similar to the major movie studios. This allows the Company to retain creative and quality control without the burden of significant ongoing production overhead expenses. As the film's producer, the Company typically has control over the creative and technical aspects of the production and is designated as the film's exclusive distributor.

         The Company has obtained the exclusive, perpetual worldwide right to distribute in the Showscan format certain of the Showscan motion simulation films and specialty films that are not owned by the Company, except that in certain circumstances the Company does not own the right to distribute such films in the country in which the owner of the distributed film is located. On some films, the Company only has the right to distribute the film to its network of simulation attractions.

         The Company has or is transferring 23 of the Showscan motion simulation films to high-definition video for exhibition in HD Simulation Attractions.

         The Company's specialty film library consists of such films as Niagara Wonders, a 23-minute Showscan film produced for exhibition in a permanently erected 300-seat theatre in Niagara Falls, New York; France, a 40-minute Showscan film that was produced by Source Perrier for the 1989 bicentennial celebration of the French revolution and exhibited in a first-run theatre in Paris, France; and Discovery, a 16-minute Showscan film produced by the government of British Columbia and exhibited in a temporary specialty theatre at the Expo '86 World's Fair in Vancouver, Canada. Two Showscan specialty films, Nature Rediscovered and Concerto for the Earth, were in exhibition at temporary Showscan specialty theatres at the Expo '92 World's Fair in Seville, Spain. Both films explore biodiversity, ecological awareness and the fragile balance of nature. Concerto for the Earth is the first Showscan film in 3-D; however, the film can be exhibited in the standard 2-D format.

MOTION SIMULATION ATTRACTIONS

         A Showscan Attraction is a theatre (typically 18 to 84 seats) in which the on-screen action of a short action film is synchronized with the motion of the theatre seats to simulate various realistic or action experiences. The Showscan Attraction "rides" are short, approximately four-to-five-minute entertainment experiences. Each Showscan Attraction is equipped with a high-quality, multi-channel sound system and a seat motion system (motion base). Motion bases are available in various theatre configurations to suit the needs of the various locations, and are manufactured by Intamin, A.G., McFadden Systems, Inc., Shostar Ltd., and others. The potential market for motion simulation theatre attractions includes any location with high pedestrian traffic, including tourist attractions, amusement parks, theme parks, resorts, large regional shopping centers, motion-picture multiplexes, urban entertainment centers, and hotel casinos.

         Showscan Attractions are either the standard film-based theatres in which the Company's 70mm motion simulation films are exhibited using the Company's patented projector, or are HD Simulation Attractions in which the motion simulation films are projected using standard, commercially available high-definition video projection equipment. To date, most Showscan Attractions have exhibited Showscan motion simulation films using 70mm film and the Company's projectors. However, the Company has seen increasing demand for its HD Simulation Attractions in which the Showscan films are transferred to a high-definition video format on laser discs and projected using high definition video projectors. See "Item 1. Business -- Equipment," below. Because the Showscan film is transferred directly from frame-to-field to high-definition video, the Company believes that the image projected is the sharpest image available in that format. The HD Simulation Attractions, when combined with any of the available motion bases, utilize less space than the standard film-based Showscan Attractions. Due to the lesser space requirements of HD Simulation Attractions, such Showscan Attractions can be installed in locations previously not feasible.

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

         Historically, Showscan Attraction installations outside North America have represented a significant portion of the Company's revenues (constituting 62%, 61% and 69% of the Company's revenues for the fiscal years ending March 31, 1997, 1996 and 1995, respectively).

         As of March 31, 1997, Showscan Attractions have been sold or licensed in the United Kingdom, Australia, Saudi Arabia, Spain, Hong Kong, People's Republic of China, United States, Canada, Japan, South Korea, Taiwan, Indonesia, Singapore, France, Belgium, Italy, South Africa, United Arab Emirates, New Zealand and Germany. The Showscan Attractions sold in Japan have been purchased or distributed by Imagine Japan, Inc. ("Imagine"), which has exclusive distribution rights to Showscan Attractions in Japan through December 31, 1999. See "Item 1. Business -- Sales and Marketing," below.

         OWNED AND OPERATED THEATRES. In 1993, the Company began developing and operating Showscan Attractions in which the Company has an ownership interest. These O&O Theatres have, to date, been established through the various strategic alliances described below. For certain financial information regarding these strategic alliances, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 The United Artists Venture. Under the terms of a Joint Venture Agreement dated as of August 19, 1994 (the "Joint Venture Agreement"), the Company and UA have agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The dates for the capital contributions are to be agreed upon by the venture partners, which dates will depend on the actual build- out schedule of each project. UA and the Company are required to equally contribute additional capital as necessary for all projects undertaken by the UA Venture.

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

         To date, UA has offered to the UA Venture eight sites at new or existing UA movie theatre multiplexes. The UA Venture has declined seven of these sites because they did not meet the criteria of the UA Venture and therefore, UA has completed construction for its own account Showscan Attractions at those seven sites. On July 1, 1997, the UA Venture exercised its rights under the Theater Rights Agreement to accept the offer by UA of the Showscan Attraction site in Austin, Texas. This site was completed by UA and was already open prior to acceptance by the UA Venture. The Austin site is the first site under the UA Venture.

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

         Universal CityWalk is a diversified-use entertainment/shopping facility that is controlled by Universal Studios Recreation Group ("Universal"). The facilities are leased from Universal pursuant to a profit sharing lease (the "Lease") entered into with MCA Inc., the predecessor of Universal, under which Universal paid approximately one-half of the total tenant costs of the theatre (as defined), which costs included the projection equipment and the motion bases. The Lease expires in November 2002, subject to options to extend the Lease for three five-year periods. In general, the CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow (as defined) from the operations of the theatre. Accordingly, the CityWalk Venture will retain 50% of the cash flow from the theatre's operations. The base rent will be adjusted annually based on the percentage increase in the consumer price index up to a maximum of 5% per year. Of the 50% of cash flow retained by CityWalk Venture, 50% will be retained by the Company and 50% will be paid to the Investors. Thus, the Company's share of the total cash flow from the theatre's operations will be 25% plus the annual film rentals, royalties and management fees that the CityWalk Venture is separately required to pay the Company, each of which is subject to annual increases based on the consumer price index up to a maximum of 5% per year.

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

         In connection with the UA Venture, the Attractions Venture agreement was amended to exclude from the territories in which the Attractions Venture can operate certain specific areas that are made available to UA under the Theater Rights Agreement. In exchange for such amendment, the Company agreed to pay each of Messrs. Moss and DiBenedetto a specified amount upon the opening of each new O&O Theatre that is owned by the UA Venture in the specific excluded areas and to pay Messrs. Moss and DiBenedetto a percentage of certain profits (as defined) from the Company's share of profits from each such Showscan Attraction owned by the UA Venture.

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

         The partners of the Framingham Venture have agreed to close the twin Showscan motion attraction simulation theatres and liquidate the assets of the Framingham Venture. The partners have further agreed to sell the simulation attraction equipment back to the Company at its current fair market value, which approximates the underlying net book value of the equipment, and the Company has contracted to sell the equipment to a non-affiliated third party. The remainder of the assets will be allocated, as defined in the Venture agreement, back to the partners. An additional capital contribution may be necessary by one of the partners upon settlement and liquidation of the Venture; however, the partners believe the contribution will be under $100,000.

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

         The Attractions Venture and Maloney own equal interests in Showscan Maloney, LLC, thus the Company's share in the cash flow from the theatre is 25% plus the annual film rentals, royalties and management fees that Showscan Maloney, LLC is separately required to pay to the Company. Day-to-day management of the theatre is handled by the Company as the sole manager of Showscan Maloney, LLC.

         The partners of Showscan Maloney, LLC have agreed to close the theatre and liquidate its assets. The partners have further agreed to sell the theatre equipment to the Company, which is in the process of negotiating to sell the equipment to a non-affiliated third party. The Company expects to fully realize the carrying value of its investment in this venture at March 31, 1997 upon the completion of the liquidation and subsequent sale.

                 Universal Agreement. Pursuant to the Lease entered into with Universal in connection with the CityWalk Venture, Universal has the right, exercisable at Universal's election, to participate in the Company's share of any future O&O Theatres located in California. If Universal makes any such election, Universal will be entitled to receive one-half of the Company's rights in such O&O Theatre and will assume one-half of the Company's obligations related to such O&O Theatre. To date, Universal has not exercised its option to participate in any additional O&O Theatres.

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

         Typically, the Company finances its specialty film production through a third party who usually is the owner and operator of the specialty theatre venue. Showscan receives production fees for its services, revenues from the sale of Showscan projector equipment (and possibly the theatre installation, sound system and seats, etc.) and worldwide distribution rights to the specific films. As of June 20, 1997, nine permanent and twelve temporary specialty theatres had been sold by the Company. Of the nine permanent theatres, six are currently operating and the remaining three theatres are permanently closed.

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

         Showscan motion pictures can be transferred to conventional 35mm/24 fps format for use in conventional movie theatres to other large film formats and to all standard video formats. Showscan motion pictures can also be directly transferred (one frame to each field) to high- definition video for exhibition with standard high-definition video projectors. Although a Showscan film transferred to alternative formats, including to the high-definition laser projection system used by the Company, does not contain the clarity, depth and realism of the original Showscan film projected in 70mm film at 60 fps, the Company believes that the visual quality of Showscan film transferred to such alternative film formats (such as the 8/70 - 30 fps and 24 fps, 5/70 - 30 fps film formats) exceeds the quality that could be obtained in such formats using conventional films.

SALES AND MARKETING

         The Company's sales and marketing activities are coordinated by the Company's Vice President of Worldwide Sales and Marketing, and effected through the Company's employees, its independent sales representatives worldwide and its strategic sales alliances. The Company participates in trade shows and regularly advertises in trade periodicals. The companies that provide Showscan with motion bases also market motion simulation theatre attractions worldwide that license the Company's motion simulation attraction films and equipment.

         Effective January 1997, the Company extended its agreement with Imagine Japan, Inc. ("Imagine") through December 31, 1999, which included an extension of Imagine's exclusive right to sell and acquire Showscan Attractions and specialty theatres in Japan. The price and other terms on which the Showscan Attractions are sold to Imagine are substantially the same as the price and terms offered by the Company to other Showscan Attraction customers. Imagine is permitted to resell in Japan any and all of the Attractions it purchases from the Company on terms established by Imagine. However, notwithstanding such resales, Imagine remains liable to the Company for all annual film licensing obligations related to all of the Showscan Attractions sold to Imagine. The Company has also granted Imagine a non-transferable license to exhibit Showscan films in the Company's motion simulation library for a rental fee that is based on the number of Showscan Attractions operating in Japan and on the films exhibited at the various attractions. This exclusive agreement with Imagine expires on December 31, 1999 although Imagine will continue to remain liable thereafter for all annual film rental and royalty obligations.

         Historically, the majority of the Company's revenues have been derived from export sales. The Company sells internationally through independent sales representatives and its own worldwide sales and marketing staff. The Company's international sales are subject to customary restrictions on foreign operations, including restrictions on imports and exports, longer collection periods for accounts receivable and risks associated with fluctuations in foreign exchange rates. The Company's contracts for the sale of equipment generally provide for payment in United States dollars and for letters of credit as the means of payment. The Company's policy is to require annual film rental and royalty payments to be made in United States dollars.

EQUIPMENT

         The photography and exhibition of Showscan motion pictures require specially equipped or modified cameras and projectors. In addition, certain other products and equipment are needed to produce Showscan motion pictures and to convert Showscan film to the conventional 35mm/24 fps format.

         Cinema Products Corporation ("Cinema Products"), a manufacturer and supplier of professional motion picture cameras and equipment, has developed and built 65mm high speed cameras for the Company. The camera, known as the CP-65, is a high-speed, crystal-synchronized spinning mirror reflex studio camera. The camera is available with a full complement of film magazines, lenses and associated support equipment and is compatible with standard motion picture industry equipment. The camera can be operated at various speeds from 2 fps to 72 fps and is crystal-synchronized at 24, 30 and 60 fps. In 1993, the Academy of Motion Picture Arts and Sciences awarded the CP-65 camera the Scientific and Engineering Award. The CP-65 allows the synchronous recording of sound while filming at 60 fps and can be used in the same manner as standard 35mm/24 fps cameras. Cinema Products has manufactured and delivered to the Company five CP-65 camera systems, all of which have been used in filming and are available for use. Although the CP-65 camera was specially designed for filming Showscan motion pictures, a number of existing cameras manufactured by others can be modified to film in Showscan.

         The Company and Intamin, A.G., a Liechtenstein corporation and a leading manufacturer of amusement park rides, jointly developed the hydraulically-actuated seats that are used in the bench motion simulation attractions marketed by the Company. The Company and Intamin jointly own three United States patents on various elements of the motion simulation seats. A similar patent was approved under the European Patent Convention, which resulted in the issuance of patents in those European countries in which the Company elected to seek patent protection. See "Item 1. Business -- Patents and Other Intellectual Property," below. In addition to the Intamin bench motion bases, the Company markets the two-passenger and four-passenger pod, including a six-axis motion base manufactured by Intamin.

         The Company, in conjunction with McFadden Systems, Inc., jointly designed and developed a four-person, six-axis motion system (the "Quadra Motion System") as well as an 18-seat, six-axis dynamic platform. The Company currently markets the Quadra Motion System, the 18-person dynamic platform as well as six and 15-person platforms and a 12-seat self-contained capsule manufactured by McFadden Systems, Inc.

         The Company also markets an electromagnetically-driven (as opposed to hydraulically-driven) motion base called the "EM4." The "EM4" has several advantages over a hydraulically-driven motion base including lower electrical consumption, lower noise levels, lower operating costs and a decrease in construction costs due to elimination of hydraulic pump rooms, less air conditioning requirements and elimination of environmental concerns as no hydraulic fluids are used.

         Films made in Showscan can be projected with certain conventional 70mm projectors that are modified to project a motion picture at 60 fps. The modification does not entail significant expense or effort and does not have an adverse effect on the reliability of the projector. In order to facilitate the projection of Showscan motion simulation films, however, the Company has developed an automatic electronic projector that uses low-inertia motors to achieve the intermittent projection of frames of film rather than the conventional use of gears and geneva-drive sprockets. Film storage is contained within the projector which eliminates the need for complicated film loop cabinets. The projector permits computer-controlled automatic cuing, synchronization and rewinding necessary for the continuous showing of a variety of short films without requiring that the film be changed or a projectionist used. The Company owns a patent on certain circuitry included in this projector.

         The HD Simulation Attractions use standard, commercially available high definition video projectors and laser disc players. The video projectors and laser disc players are manufactured by a number of companies, including NEC, Sony Corp., Hughes JVC, and Barco Inc.

RESEARCH AND DEVELOPMENT

         The Company, directly or in conjunction with other companies, has from time to time been engaged in a limited program of research and development. During the fiscal year ended March 31, 1997, the Company's research and development program did not, however, require a significant expenditure of funds.

         The Company's research and development efforts are currently directed at creating new simulation attractions for specific world markets, 2-D, 3-D and dome theatre systems to be used in the 15/70 giant-screen theatres. Also, the Company is actually developing theatre computer control system software programs to further enhance the ease by which simulation attractions can be operated and maintained by a minimum number of on-site personnel.

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

         The most widely-recognized motion simulation theatre attractions are Star Tours in Disneyland, and Back to the Future in a Universal Studios theme park. The Company is not aware of any plans by The Walt Disney Company or Universal Studios, which operate these parks, to make these motion simulation theatre attractions available outside of their respective theme parks. In fact, in May 1992, MCA entered into a participating lease with the Company in connection with the Company's first O&O Theatre located at MCA's CityWalk complex at Universal City near Hollywood, California. However, any decision by The Walt Disney Company or MCA, Inc. to market their own motion simulation theatre attractions outside their respective theme parks could have a material adverse effect on the Company's business.

         Specialty Theatres. With the introduction of the Company's 15/70 giant-screen equipment products in January, 1996, the Company now competes with companies that distribute other well-established large and giant-screen and special projection systems, including Imax, the developer of IMAX (for flat-screen projections) and IMAX Dome (for "domed" theatre projections), and Iwerks. Imax is well-established in the specialty film markets and has significantly more theatres currently exhibiting films produced in these formats. In addition, Imax has substantially greater financial and other resources and an established reputation for developing and marketing products competitive with the Company's specialty theatres. See "Item 3 -- Legal Proceedings."

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

         The mark "Showscan(R)" has been registered with the United States Patent and Trademark Office for use with the Showscan process and Showscan products. The Company has also registered "Showscan's The Edge", "Cinemania" and "Emaginator" for use as the name of motion simulation theatres. The Company has registered other marks in connection with certain of its products such as the "EM4" and the "Quadra 6." See "Item 3 - Legal Proceedings regarding the mark 'ShowMax'."

ROYALTY ARRANGEMENTS

         The Company acquired all of the rights to the Showscan process from Paramount Pictures Corporation ("Paramount") and its subsidiary, FGC, Douglas Trumbull and WLS Partners ("WLS") in consideration for, among other things, agreements to pay royalties on future revenues from the exploitation of the Showscan process. The terms of such royalties are described below.

         WLS. Pursuant to a royalty agreement (the "Royalty Agreement") with WLS, the Company is required to pay WLS a royalty based, in general, on the gross receipts (as defined) of the Company from the worldwide exploitation of Showscan motion pictures and any other use of the Showscan process. The royalty is 3% of such gross receipts until August 31, 1999, or until WLS has been paid an aggregate of $3,500,000. The Company has paid a total of $2,364,000 in royalties under the Royalty Agreement through March 31, 1997.

         Future General Corporation/Paramount. Pursuant to the agreement with Paramount and FGC (the "FGC Agreement"), the Company is obligated to pay FGC a royalty, in perpetuity, equal to 2% of the Company's gross receipts (as defined) from the worldwide exploitation of the Showscan technology in excess of 180% of the sum of (i) $21,100,000, (ii) actual cash contributions for debt or equity of the Company during the period from June 27, 1985 to June 27, 1987,
(iii) the Company's actual cost, if any, of converting and equipping theatres for exhibition of Showscan motion pictures, and (iii) any Showscan feature-length motion picture production costs incurred by the Company. For the purpose of determining FGC's royalty, "gross receipts" are defined as all monies received by the Company from the exploitation of the Showscan technology, provided that if the Company is the exhibitor of a Showscan feature-length motion picture, gross receipts will be deemed to be one-half of box office receipts less taxes paid. When gross receipts reach the $65 million level, FGC will begin to earn royalties. The current level of gross receipts (as defined) is $32 million at March 31, 1997, so no royalties have been earned under the FGC Agreement as of yet. The Company projects royalties to FGC will begin accruing in approximately five to seven years.

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

EMPLOYEES

         As of June 20, 1997, the Company had 41 employees, six of whom were employed in management, four in sales and marketing, fourteen in engineering, assembly and installation, and five in production, film licensing and distribution. The remaining full-time employees are administrative and support staff. Although the Company has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required.

         The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases a 37,000-square-foot building in Culver City, California, pursuant to a lease expiring on June 30, 2003. Under the lease, the current monthly rental is $33,568, subject to annual cost-of-living adjustments. The maximum annual rental increase is 7%. The Company is responsible for all costs and expenses of maintaining the building, including the payment of all property taxes and insurance premiums. The Company's corporate headquarters, Showscan demonstration theatre and film studio are located at this site.

         The Company considers its facilities adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1996, the Company launched a new product line of 15/70 format projection systems which it called ShowMax. The Company filed for and registered the name "ShowMax" in the United States, Canada and several other countries. Soon after the launch of this product line, four lawsuits were brought against either the Company or its supplier of 15/70 format projectors. Three of the lawsuits involved the use of the name "ShowMax" in connection with the product line. Imax Corporation sued the Company on February 8, 1996 in both the United States District Court for the Southern District of New York and in the Federal Court of Canada alleging that the ShowMax trademark infringes upon its "IMAX" trademark and certain other trademarks owned by it. In the third lawsuit involving the name "ShowMax", a small California corporation named Showmax, Inc. sued the Company on June 12, 1996 in the United States District Court for the Central District of California alleging that the Company's ShowMax trademark infringes upon its alleged use of the name. All three of these lawsuits sought unspecified damages and asked that the Company be enjoined from any continued use of the ShowMax trademark. The Company disputed each of these claims.

         Imax Corporation also brought a fourth lawsuit on February 6, 1996 against World Odyssey Inc. and N.J. Engineering Inc. in the United States District Court for the Northern District of California. This suit alleged, among other things, trade secret misappropriation and that the relationship between World Odyssey Inc. and the Company violated certain provisions of a 1994 Settlement Agreement between Imax Corporation, World Odyssey Inc. and N.J. Engineering Inc. In this lawsuit, Imax Corporation sought unspecified damages and injunctive relief. The Company, World Odyssey Inc. and N.J. Engineering Inc. disputed each of these claims.

         Due to the foregoing actions by Imax Corporation, as well as other alleged acts of anticompetitive conduct, the Company and World Odyssey Inc. filed a lawsuit against Imax Corporation on March 4, 1996 in the United States District Court for the Central District of California alleging various antitrust and unfair competition claims including a claim that the lawsuits brought by Imax Corporation constitute sham litigation brought solely to obstruct the Company's entry into the market for 15/70 format products and services. The Company and World Odyssey sought treble damages, costs and injunctive relief.

         On May 2, 1997, the Company and Imax Corporation settled all claims and actions between the companies without the admission by either party of wrongdoing. The parties agreed to dismiss all lawsuits pending between them. As part of the settlement, the Company agreed, among other things, to abandon its registrations of the name "ShowMax" in each jurisdiction where it had been filed and to terminate its present relationship with World Odyssey Inc. In exchange the Company received a substantial cash payment from Imax Corporation, together with the right to distribute two Imax motion simulation films to the Company's installed base and contracted backlog of Showscan Attractions (approximately 100 screens) as of April 30, 1997. In turn the Company gave Imax the right to distribute two Showscan motion simulation films to Imax's installed base and contracted backlog (approximately 37 screens).
The settlement does not limit the Company's ability to compete in the 15/70 format giant screen theatre market.

         In addition, on June 3, 1997 the Company and Showmax, Inc. settled all claims and actions between the companies without the admission by either party of wrongdoing. The parties also agreed to dismiss all lawsuits between them. This settlement also does not limit the Company's ability to compete in the 15/70 format giant-screen theatre market.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1997, no matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

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



                                                                      Sales Prices
                                                                      ------------
                                                            High                     Low
                                                            ----                     ---
         Year Ended March 31, 1996
         --------------------------
                 1st Quarter                            $   6  1/2                $  5
                 2nd Quarter                                8  1/8                   5  1/4
                 3rd Quarter                                7  3/4                   5  3/4
                 4th Quarter                                7  1/4                   5  3/4

         Year Ended March 31, 1997
         -------------------------
                 1st Quarter                            $   8  1/8                $  5  7/8
                 2nd Quarter                                7  7/8                   5
                 3rd Quarter                                6  3/4                   4  7/8
                 4th Quarter                                5  3/8                   2  1/4


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

         As of March 31, 1997, the Company had 129 holders of record of the Company's Common Stock. However, based solely upon its proxy solicitation procedures for last year's annual meeting of stockholders, the Company believes that it has more than 1,000 beneficial owners of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                        Fiscal Year Ended March 31,
                                               =============================================================================
                                                   1997           1996              1995               1994          1993
                                               -----------    -----------       -----------       -----------    -----------
                                                                (Dollars in thousands, except share amounts)
Statement of Operations Data:
  Revenues:
    Film licensing and production services .   $     6,236    $     9,039             5,978       $     2,970    $     4,328
    Equipment sales and related
     services ..............................        11,475          8,426             9,459             2,245          6,695
                                               -----------    -----------       -----------       -----------    -----------

    Total revenues .........................        17,711         17,465            15,437             5,215         11,023

  Cost of Revenues .........................        10,854          8,399             8,584             3,967          6,941
                                               -----------    -----------       -----------       -----------    -----------
  Gross profit .............................         6,857          9,066             6,853             1,248          4,082

  Other costs and expenses:
    General and administrative .............         6,904          7,576             5,560             5,566          6,286
    Depreciation and amortization ..........           961            971             1,025             2,827          1,369
    Provision for contract modifications ...          --             --                --                 673           --
                                               -----------    -----------       -----------       -----------    -----------
                                                     7,865          8,547             6,585             9,066          7,655
                                               -----------    -----------       -----------       -----------    -----------


    Operating income (loss) ................        (1,008)           519               268            (7,818)        (3,573)
    Other income (expense):
     Equity in operations of owned and
        operated theatres ..................          (694)          (217)             (502)             --             --
      Effect of impairment loss on equity in
       operations of owned and operated
       theatres ............................        (1,771)          --                --                --             --
      Other income .........................           250            358               444               171            164
     Interest and other expense ............          (692)          (555)             (128)              (98)          (127)
   Provision for income taxes ..............            (4)            (4)               (3)             --             --
                                               -----------    -----------       -----------       -----------    -----------
   Net income (loss) .......................   $    (3,919)   $       101       $        79       $    (7,745)   $    (3,536)
                                               ===========    ===========       ===========       ===========    ===========
   Net income (loss) per common share ......   $      (.70)   $       .02       $       .01       $     (1.68)   $      (.76)
                                               ===========    ===========       ===========       ===========    ===========

Weighted average number of
 common shares .............................     5,594,245      6,317,167         5,788,230         4,679,519      4,679,519
                                               ===========    ===========       ===========       ===========    ===========

Balance Sheet Data (at end of period):
  Cash, cash equivalents and short-term
    investments ............................   $     2,562    $     8,141       $     6,791       $     2,371    $     2,405
  Accounts receivable, net .................         3,600          3,101             2,943             2,569          4,202
  Equipment sales inventory ................         1,289          1,547             2,142             1,440          1,414
  Other current assets .....................         1,072          1,244               980             1,221          1,974
  Film library (net) .......................         5,520          3,481             1,394             1,003          1,488
  Property and equipment (net) .............           868          1,313             1,728             2,140          4,128
  Owned and operated theatres ..............         2,123          4,424             2,598               644            478
  Patents and other (net) ..................         2,894          2,764             2,654             2,994          4,211
                                               -----------    -----------       -----------       -----------    -----------
  Total assets .............................   $    19,928    $    26,015       $    21,230       $    14,382    $    20,300
                                               ===========    ===========       ===========       ===========    ===========

  Current liabilities ......................   $     3,995    $     6,097       $     4,860       $     4,632    $     4,932


  Convertible notes and other ..............         5,690          6,620(2)          3,121(1)          2,998          3,004
  Series B Preferred Stock .................          --             --                --               1,678           --

  Stockholders' equity .....................        10,243         13,298            13,249             5,074         12,364
                                               -----------    -----------       -----------       -----------    -----------
  Total liabilities and stockholders' equity   $    19,928    $    26,015       $    21,230       $    14,382    $    20,300
                                               ===========    ===========       ===========       ===========    ===========



----------------------


(1)      Paid in full in April, 1995.

(2) The Company completed a private placement of convertible notes in September, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company is a leading provider of movie-based motion simulation theatre attractions to the rapidly expanding out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing motion simulation attractions and specialty theatres including the equipment necessary for each (including projectors, screens, sound systems, synchronization and show control and theatre design packages); (iii) producing films using the Showscan process; and (iv) establishing motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

         The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company derived, for the three years ended March 31, 1997, 60-70% of its revenues from export sales. See Note 9 to the Consolidated Financial Statements and "Item 1. Business -- Sales and Marketing." The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

         Comparison of Year Ended March 31, 1997 and Year Ended March 31, 1996.

         Revenues for the fiscal year ended March 31, 1997 (hereafter "Fiscal 1997") increased $246,000 or 1% from revenues for the fiscal year ended March 31, 1996 (hereafter "Fiscal 1996").

         Film licensing and production service revenues decreased $2.8 million or 31% in Fiscal 1997. The decrease was due primarily to (i) the renewal of an agreement with the Company's major Japanese customer (Imagine Japan), which renewal changed the timing of film licensing revenue recognition such that approximately $1.1 million was recognized in Fiscal 1996 that would have been recognized in Fiscal 1997; (ii) the inclusion in Fiscal 1996 of revenues from two specific one-time license agreements, which revenues constituted all of the revenues to be received with respect to such agreements, in the amounts of $550,000 and $300,000, respectively; and (iii) the early renewals in Fiscal 1996 of certain film licensing agreements, which renewals changed the timing of film licensing revenue recognition (reflected in the fourth quarter of Fiscal 1996 rather than in Fiscal 1997) of approximately $700,000. After adjusting for the aforementioned items, the recurring film licensing revenues were $6.2 million in Fiscal 1997 and $6.4 million in Fiscal 1996. Revenues from film licensing are based on new license agreements as well as renewals of existing agreements and results fluctuate from quarter to quarter, with such fluctuations being a result of the seasonality in the way that licensing agreements are entered into and how the license agreements are structured.

         Revenues from equipment sales and related services increased $3 million or 36% in Fiscal 1997. The increase is due to an increase in the number of Showscan Attractions shipped during Fiscal 1997 as compared to Fiscal 1996. The actual number of Showscan Attractions shipped in Fiscal 1997 increased to 16 units plus the completion of three relocation projects compared to ten such units in Fiscal 1996. Equipment sales in Fiscal 1996 also included $360,000 of one-time revenues recognized as a result of the expiration under a customer agreement of a required installation of two theatre sites. At June 20, 1997, the Company had 61 Showscan Attractions screens with 8 additional Showscan Attractions screens in its delivery and installation backlog and has contractual commitments for an additional 29 Showscan Attractions screens in its backlog, as compared to 55 Showscan Attractions screens with 11 additional Showscan Attractions screens in its delivery and installation backlog and 27 contractual commitments for Showscan Attractions screens in its backlog at June 20, 1996. The Company did not sell any permanent or temporary specialty theatres in Fiscal 1997.

         The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as the Company records revenues under this method rather than on the date that the sales agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of five to six months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales; (ii) the schedule of the build-out of the Showscan Attractions; and (iii) the shipment, delivery and installation of the equipment and related services.

         Cost of revenues was 61% in Fiscal 1997 as compared to 48% in Fiscal 1996. The increase was primarily the result of (i) two one-time agreements which were recognized ($550,000 and $660,000 respectively) in Fiscal 1996, each of which had significantly lower associated cost of revenues; and (ii) a lower gross profit percentage associated with sales to a major customer in Fiscal 1997. Cost of revenues also increased as a percentage of total revenues because film licensing revenues (which traditionally have a higher gross profit margin) represented less of a percentage of total revenues in Fiscal 1997 than in Fiscal 1996. Amortization expense of the film library for Fiscal 1997 was $613,000, up 27% from the amortization expense of $481,000 in Fiscal 1996.

         General and administrative expenses decreased $672,000 or 9% in Fiscal 1997. The decrease can be primarily attributed to an overall reduction in payroll and consultant expense due to the reduction in Company staff in the fourth quarter of Fiscal 1997 resulting from the decline in business activity.

         Depreciation and amortization expense remained relatively unchanged in Fiscal 1997 from Fiscal 1996.

         The Company accounts for its ownership position in O&O Theatres using the equity method of accounting. The equity loss of $694,000 on the operations of O&O Theatres for Fiscal 1997 was primarily the result of the following factors: (i) expenses incurred in connection with the acquisition and development of future O&O Theatre locations; (ii) operating losses at the Trocadero in London due to disruptions to theatre operations and attendance caused by the major renovation of the building and the theatre access impediments created thereby; (iii) operating losses, including start-up and marketing expenses at the Riverwalk in San Antonio, Texas; and (iv) operating losses at the Framingham theatres and at CityWalk. Although the O&O Theatre in Osaka had an operating profit, the profit was not sufficient to offset the losses of the other O&O Theatres. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. A formal claim that was filed with the owner of the Trocadero building to recover damages and lost revenues resulting from the renovation of the Trocadero building and the related access problems has resulted in a favorable settlement, in which the company holding that theatre will be reimbursed for a portion of the lost revenue incurred during the renovation period.

         The Company recognized a non-cash charge of $1,771,000 in Fiscal 1997 to record the impact of the adoption of SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" by certain of its O&O Theatres joint ventures. The loss was calculated as the excess of the carrying value of joint venture fixed assets for each impaired O&O Theatre over the estimated discounted cash flows or fair value of each O&O Theatre impaired. Under the equity method of accounting, the Company has recognized its share of the joint venture charges.

         The Company incurred a net loss of $3,919,000 in Fiscal 1997 as compared to net income of $101,000 recorded in Fiscal 1996, primarily due to the decrease in film licensing and production service revenues, an increase in cost of revenues to total revenues, and the performance of the O&O Theatres, including the effect of the impairment loss on equity in the operations of certain O&O Theatres joint ventures.

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

         Revenues from equipment sales and related services decreased $1 million or 11% in Fiscal 1996. Unit sales actually increased in Fiscal 1996, but revenues from these sales decreased as a result of the lower than average sales prices. At June 20, 1996, the Company has 55 Showscan Attractions screens with 11 additional Showscan Attractions screens in its delivery and installation backlog and has contractual commitments for an additional 27 Showscan Attractions screens in its backlog, as compared to 47 Showscan Attractions with 11 additional Showscan Attractions in its delivery and installation backlog and 22 contractual commitments for Showscan Attractions in its backlog at June 20, 1995. The Company has sold nine permanent and twelve temporary specialty theatres through June 20, 1996 and had sold eight permanent and twelve temporary specialty theatres through June 20, 1995. Fiscal 1996 equipment sales includes $360,000 of revenues recognized as a result of the expiration under a customer agreement of a required installation period for two theatre sites.

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

         General and administrative expenses increased $2 million or 36% in Fiscal 1996. The increase was primarily the result of the Company's hiring of additional personnel in Fiscal 1996 to meet the anticipated levels of Showscan Attractions sales. Company management also made a decision to enhance the quality of existing product lines and to develop new product lines, both of which involved the continuing employment and hiring of key personnel in the Company's engineering and technology departments. The Company believes that there is a cost savings by performing such projects in-house, rather than contracting projects out to outside vendors. In addition, the Company increased its bad debt provision by $440,000 in Fiscal 1996, due to three Showscan Attraction accounts that became delinquent and eventually were written off as uncollectible. The closures of two

(which are higher than the Company's historical experience) of these Showscan Attractions were unforeseen by the Company at the beginning of Fiscal 1996.

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

         Interest and other expense increased $427,000 or 334% in Fiscal 1996. The Company completed a $7 million ($6.4 million net of expenses) private placement of convertible notes through a European financial institution on September 1, 1995. The notes bear interest at 8% per annum with a semi-annual interest payment schedule commencing March 1, 1996. Interest expense recorded in Fiscal 1996 related to these notes was $319,024.

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


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's working capital decreased to $4,528,000 from $7,936,000 at March 31, 1996. Cash, cash equivalents and short-term investments decreased to $2,562,000 from $8,141,000 at March 31, 1996. The decrease in working capital is primarily due to the expenditures related to the production of three new motion simulation films and the operating loss for Fiscal 1997.

         Cash and cash equivalents at March 31, 1997 decreased by $2,493,000 from March 31, 1996. The decrease in cash was primarily due to (i) the financing of the production of three new films in the amount of $2,420,000,
(ii) the decrease of 34% in accounts payable, customer advances on uncompleted equipment contracts and accrued expenses and other current liabilities, (iii) significant expenditures in connection with the litigation with Imax Corporation discussed under "Item 3 - Legal Proceedings" which has been settled by the parties, and (iv) offset by a $3,086,000 redemption of short-term investments. The changes to receivables, payables, advances and accrued expenses are primarily attributable to variations in the timing of Showscan Attraction sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors. The specific contract terms of each sale also dictate when invoicing occurs. The decrease in cash and accrued expenses is also attributable to the payment of $1,620,000 in May, 1996 for the purchase of additional interests in two films currently in the Showscan film library.

         Net cash flow used in operations was $2,687,000 in Fiscal 1997 as a result of changes in several categories. Accounts payable and accrued expenses and other current liabilities decreased by 25%, while accounts receivable (net of the $425,000 allowance) increased by 44% at March 31, 1997.

         Net cash provided by the Company's investing activities was $194,000 in Fiscal 1997. This was the result of $3,086,000 of redemptions in short-term investments, offset by $2,652,000 of additions to the Company's film library, $164,000 of investments in O&O theatres and $76,000 in purchases of equipment.

         The Company's business strategy includes a significant increase in the installed base of Showscan Attractions, new film productions, or the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the reduction of overhead by 30% (which was implemented during the fourth quarter of Fiscal 1997). The Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing backlog and anticipated future product sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the obtaining of a line of credit from a banking institution, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to new film productions and investments in O&O Theatres. The Company believes that, given its various business alternatives, its working capital will be sufficient to fund the cost of its operations for the next twelve months. At March 31, 1997, the Company has reserved 4,573,572 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

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


Period to Period Fluctuations

         The Company's operating results may fluctuate from period to period for a number of reasons, including (a) the timing of sales of the Company's motion simulation attractions, (b) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, (c) the size, type and configuration of the attractions sold, (d) the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office, and (e) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period. The seasonal fluctuations also cause gyrations in the Company's stock price.

         The Company's performance depends primarily upon the number of motion simulation attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from recurring film licensing revenues has increased though there can be no assurance that this trend will necessarily continue. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers for new motion simulation attractions.

Business Strategy

         Management of the Company has adopted a business strategy that includes substantial investments in its sales and marketing organizations, the creation of new research and development programs and increased funding of existing programs. This strategy carries with it a number of risks, including a level of operating expenses that may not be adequately covered by increased sales or additional financing may not be available on favorable terms. This strategy will have to be curtailed if adequate funds are not available.

New Product Development

         The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since the Company's main competitors, Iwerks Entertainment, Inc. and Imax Corporation, have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third-parties to improve the Company's existing products and to develop new ones. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially-adverse effect on the Company's business, operations and financial condition.

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

Business Disruption

         The Company's corporate headquarters, including its research and development operations, are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

Dependence on Major Customers

         The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. The second concentration relates to the Company's sales backlog where UA and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. In Fiscal 1997, the Company earned revenues from Imagine Japan and UA in the amount of $8,522,000. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

Ability to Produce Additional Films

         One of the primary factors considered by potential purchasers of motion simulation attractions is the quality and extent of the films available to be shown at the attraction. The Company believes that a large portion of its competitive advantage resides in its popular and extensive library of ride films. To maintain this competitive edge, the Company must produce or acquire the distribution rights to several new films each year. Film production is expensive and requires the investment of Company funds (to the extent that investors cannot be located) with no assurance that the films produced will be popular. Iwerks and Imax have each indicated that they are devoting substantial portions of their assets to the production of new motion simulation films. Both the short and long term financial performance of the Company will be adversely affected if the perceived quality and popularity of the Company's film library declines either alone or in comparison to the films of the Company's competitors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A pertaining to the Annual Meeting of Stockholders, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Report on Form 10-K. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

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

      3.8       Bylaws of the Company, as amended.

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

     4.10       Specimen Certificate of Series C Convertible Preferred Stock, $.001 par
                value, of the Company.(j)

     4.11       Warrant Agreement, dated as of August 19, 1994, by and between Showscan
                Corporation and United Artists Theatre Circuit, Inc.(h)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
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

     10.1       Lease dated June 15, 1989 between the Company and Landmark Investments
                Ltd. ("Lease").(d)

     10.2       Amendment No. 1 to Lease, dated February 20, 1991.(a)

     10.3       Amendment No. 2 to Lease, dated January 21, 1992.(e)

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
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

    EXHIBIT
    NUMBER                                      DESCRIPTION
    ------                                      -----------
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

     10.32 Memorandum of Agreement, dated as of April 24, 1995, by and between Showscan Framingham, Inc. and General Cinema of
                Framingham Inc.(j)

     10.33 Operating Agreement, dated as of August 25, 1995, by and between Showscan Attractions Venture and Maloney Development
                Partnership Ltd.(l)

     10.34      Second Amendment to Theater Rights Agreement, dated as of
                December 31, 1995, by and among Showscan Entertainment Inc.,
                United Artists Theatre Circuit, Inc. and Showscan/United
                Artists Theatres Joint Venture.(l)

     10.35      Agreement, dated August 7, 1996, between the Company and
                Dennis Pope.(m)

     10.36      Agreement, dated August 7, 1996, between the Company and
                W. Tucker Lemon.(m)

     21.1       List of Subsidiaries of the Company.(l)

     23.1       Consent of Ernst & Young LLP.

     27.1       Financial Data Schedule.

________________

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

         (m) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, and incorporated herein by reference.

B. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED MARCH 31, 1997.

         Current Report dated February 12, 1997, Item 5 and Item 7.

         No financial statements were filed with the foregoing Report.



















                                      34.

                         INDEX TO FINANCIAL STATEMENTS
                          SHOWSCAN ENTERTAINMENT INC.




Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets at March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996, and 1995  . . . . . . . . .   F-6

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-9

Consolidated Financial Statement Schedule:

         Schedule II.     Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-30
Supplementary Audited Financial Statements:

         Financial Statements for Showscan CityWalk Venture for the years ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-31

         Financial Statements for Cinemania (U.K.) Limited for the years ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-40

         Financial Statements for Showscan/General Cinema Ventures for the year ended October 31,
         1996 and for the period from April 24, 1995 (date of formation) to October 31, 1995  . . . . . . . . . . . .  F-49

         All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                         Report of Independent Auditors

Board of Directors and Stockholders
Showscan Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Showscan Entertainment Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Showscan Entertainment Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  Ernst & Young LLP




Los Angeles, California
June 27, 1997

                           Showscan Entertainment Inc.

                           Consolidated Balance Sheets

                  (Dollars in Thousands, Except Share Amounts)


                                                                       MARCH 31
                                                                   1997        1996
                                                                ---------- ----------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    2,562 $    5,055
  Short-term investments (Note 1)                                        -      3,086
  Accounts receivable, net of allowances of $425 (1997)
    and $215 (1996)                                                  2,716      1,885
  Unbilled receivables on uncompleted equipment
    contracts (Note 1)                                                   -      1,122
  Due from affiliated entities (Note 7)                                884      1,216
  Equipment sales inventory                                          1,289      1,547
  Prepaid expenses and other current assets (Note 1)                 1,072        122
                                                                ---------- ----------
Total current assets                                                 8,523     14,033


Film library, net (Note 1)                                           5,520      3,481

Equipment and leasehold improvements, less
  depreciation and amortization (Note 2)                               868      1,313

Investment in and advances to O&O theatres
  (Notes 1 and 6)                                                    2,123      4,424

Patents and other intellectual properties, net of
  amortization (Note 1)                                              1,336      1,770

Other assets                                                         1,558        994
                                                                ---------- ----------
Total assets                                                    $   19,928 $   26,015
                                                                ========== ==========


See accompanying notes.

                                                                       MARCH 31
                                                                   1997        1996
                                                               ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $      654  $      603
  Customer advances on uncompleted film and equipment
    contracts (Note 1)                                              1,033       2,143
  Accrued expenses and other current liabilities (Note 1)           2,308       3,351
                                                               ----------  ----------
Total current liabilities                                           3,995       6,097

8% convertible notes (Note 3)                                       5,690       6,620
                                                               ----------  ----------
Total liabilities                                                   9,685      12,717
                                                               ----------  ----------

Commitments and contingencies (Note 10)

Stockholders' equity (Note 5):
  Series A Convertible Preferred Stock, $.001 par value;
    150,000 shares authorized, no shares issued and
    outstanding in 1997 and 1996 (Note 4)                               -           -
  Series C Convertible Preferred Stock, $.001 par value;
    100,000 shares authorized; 49,000 shares issued and
    outstanding in 1997 and 1996, $100 per share
    liquidation preference (Note 4)                                     -           -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; shares issued and outstanding of
    5,642,058 in 1997 and 5,480,324 in 1996                             6           5
  Additional paid-in capital                                       42,567      41,704
  Accumulated deficit                                             (32,330)    (28,411)
                                                               ----------  ----------
Total stockholders' equity                                         10,243      13,298
                                                               ----------  ----------
Total liabilities and stockholders' equity                     $   19,928  $   26,015
                                                               ==========  ==========


See accompanying notes.

                           Showscan Entertainment Inc.

                      Consolidated Statements of Operations

                  (Dollars in Thousands, Except Share Amounts)


                                                            YEAR ENDED MARCH 31
                                                       1997        1996        1995
                                                    ----------  ---------- ----------
Revenues (Note 9):
  Film licensing and production services            $    6,236  $    9,039 $    5,978
  Equipment sales and related services                  11,475       8,426      9,459
                                                    ----------  ---------- ----------
                                                        17,711      17,465     15,437

Costs of revenues                                       10,854       8,399      8,584
                                                    ----------  ---------- ----------
Gross profit                                             6,857       9,066      6,853

Other costs and expenses:
  General and administrative expenses                    6,904       7,576      5,560
  Depreciation and amortization                            961         971      1,025
                                                    ----------  ---------- ----------
                                                         7,865       8,547      6,585
                                                    ----------  ---------- ----------
Operating income (loss)                                 (1,008)        519        268

Other income (expense):
  Equity in net operations of O&O theatres                (694)       (217)      (502)
    (Note 6)
  Effect of impairment loss on equity in net
    operations of O&O theatres (Note 6)                 (1,771)          -          -
  Other income, including interest of $241
    (1997), $250 (1996) and $237 (1995)                    250         358        444
  Other expense, including interest of $672
    (1997), $410 (1996) and $128 (1995)                   (692)       (555)      (128)
                                                    ----------  ---------- ----------
                                                        (2,907)       (414)      (186)
                                                    ----------  ---------- ----------
Income (loss) before taxes                              (3,915)        105         82
Provision for income taxes                                   4           4          3
                                                    ----------  ---------- ----------
Net income (loss)                                   $   (3,919) $      101 $       79
                                                    ==========  ========== ==========

Net income (loss) per common share (Note 1)         $    (0.70) $     0.02 $     0.01
                                                    ==========  ========== ==========

See accompanying notes.

                           Showscan Entertainment Inc.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)


                                            Series A Convertible  Series C Convertible
                                               Preferred Stock      Preferred Stock         Common Stock
                                            -----------------------------------------------------------------
                                              Number              Number of               Number
                                             of Shares   Amount     Shares     Amount   of Shares      Amount
                                            ----------   ------   ---------    ------   ---------    --------
Balance at March 31, 1994                    150,000      $  -            -    $   -    4,679,519    $   5
  Proceeds from common stock offering              -         -            -        -      560,340        -
  Accretion on Series B Preferred Stock            -         -            -        -            -        -
  Proceeds from issuance of Series C
    Convertible Preferred Stock and
    warrants to purchase common stock              -         -       25,000        -            -        -
  Conversion of Series B Preferred
    Stock to Series C Convertible                  -         -       24,000        -            -        -
    Preferred Stock
  Exercise of stock options                        -         -            -        -        3,000        -
  Stock issuance costs                             -         -            -        -            -        -
  Net income                                       -         -            -        -            -        -
                                            --------     -----    ---------    -----    ---------    -----
Balance at March 31, 1995                    150,000         -       49,000        -    5,242,859        5
  Conversion of Series A Convertible
    Preferred Stock to common stock         (150,000)        -            -        -      165,380        -
  Exercise of stock options                                                                 6,000
  Conversion of convertible notes
    payable to common stock                        -         -            -        -       66,085        -
  Other                                            -         -            -        -            -        -
  Net income                                       -         -            -        -            -        -
                                            --------     -----    ---------    -----    ---------    -----
Balance at March 31, 1996                          -         -       49,000        -    5,480,324        5
  Exercise of stock options                        -         -            -        -            -        -
  Conversion of convertible notes to
    common stock and other                         -         -            -        -      161,734        1
  Net income                                       -         -            -        -            -        -
                                            --------     -----    ---------    -----    ---------    -----
Balance at March 31, 1997                          -      $  -       49,000    $   -    5,642,058    $   6
                                            ========     =====    =========    =====    =========    =====

                                            Additional
                                              Paid-In   Accumulated
                                              Capital     Deficit      Total
                                            ----------  -----------  ----------
Balance at March 31, 1994                   $  33,660    $ (28,591)  $ 5,074
  Proceeds from common stock offering           4,342            -     4,342
  Accretion on Series B Preferred Stock          (122)           -      (122)
  Proceeds from issuance of Series C
    Convertible Preferred Stock and
    warrants to purchase common stock           2,500            -     2,500
  Conversion of Series B Preferred
    Stock to Series C Convertible               1,800            -     1,800
    Preferred Stock
  Exercise of stock options                        12            -        12
  Stock issuance costs                           (436)           -      (436)
  Net income                                        -           79        79
                                            ---------   ----------   -------
Balance at March 31, 1995                      41,756      (28,512)   13,249
  Conversion of Series A Convertible
    Preferred Stock to common stock                 -            -         -
  Exercise of stock options                        30                     30
  Conversion of convertible notes
    payable to common stock                       345            -       345
  Other                                          (427)           -      (427)
  Net income                                        -          101       101
                                            ---------   ----------   -------
Balance at March 31, 1996                      41,704      (28,411)   13,298
  Exercise of stock options                         -            -         -
  Conversion of convertible notes to
    common stock and other                        863            -       864
  Net income                                        -       (3,919)   (3,919)
                                            ---------   ----------   -------
Balance at March 31, 1997                   $  42,567   $  (32,330)  $10,243
                                            =========   ==========   =======


See accompanying notes.

                           Showscan Entertainment Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                            YEAR ENDED MARCH 31
                                                        1997         1996       1995
                                                      ---------   ---------  ---------
OPERATING ACTIVITIES
Net income (loss)                                     $  (3,919)  $     101  $      79
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                           961         971      1,025
    Amortization of film library                            613         481        502
    Amortization of debt issue costs                        198          85          -
    Provision for doubtful accounts receivable              270         440        (30)
    Equity in net operations of O&O theatres,
      including impairment loss                           2,465         217        502
    Accrued interest on subordinated note                     -           -        123
    Changes in operating assets and liabilities:
      Accounts receivable                                (1,101)       (279)       353
      Due from affiliated entities                          332        (319)      (697)
      Equipment sales inventory                             258         595       (702)
      Unbilled receivables on uncompleted
        equipment contracts                               1,122        (252)       248
      Prepaid expenses and other assets                  (1,784)        (12)        (7)
      Accounts payable, accrued expenses and               (992)      2,023       (570)
        other
      Customer advances on uncompleted
        equipment contracts                              (1,110)       (786)       798
                                                      ---------   ---------  ---------
Net cash (used in) provided by operating                 (2,687)      3,265      1,624
activities

INVESTING ACTIVITIES
Purchases of short-term investments                           -      (3,086)         -
Redemptions of short-term investments                     3,086           -      1,243
Additions to film library                                (2,652)     (2,568)      (891)
Investment in and advances to O&O theatres                 (164)     (2,486)    (2,456)
Purchases of equipment and leasehold
  improvements and other, net                               (76)       (151)      (275)
                                                      ---------   ---------  ---------
Net cash provided by (used in) investing                    194      (8,291)    (2,379)
  activities

                           Showscan Entertainment Inc.

                             (Dollars in Thousands)


                                                             YEAR ENDED MARCH 31
                                                        1997         1996       1995
                                                      ---------   ---------  ---------
FINANCING ACTIVITIES
Proceeds from borrowings, net of debt issue costs     $       -   $   6,381  $       -
Repayment of subordinated note payable                        -      (3,121)         -
Net proceeds from issuance of common stock                    -           -      4,079
Net proceeds from issuance of preferred stock and
  common stock warrants                                       -           -      2,327
Proceeds from exercise of stock options                       -          30         12
                                                      ---------   ---------  ---------
Net cash provided by financing activities                     -       3,290      6,418
                                                      ---------   ---------  ---------
Net (decrease) increase in cash and cash                 (2,493)     (1,736)     5,663
  equivalents

Cash and cash equivalents at beginning of year            5,055       6,791      1,128
                                                      ---------   ---------  ---------
Cash and cash equivalents at end of year              $   2,562   $   5,055  $   6,791
                                                      =========   =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                       $     479   $   1,818  $       4
                                                      =========   =========  =========
  Income taxes paid                                   $       4   $       4  $       2
                                                      =========   =========  =========


See accompanying notes.

                           Showscan Entertainment Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997


1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OF THE COMPANY

Showscan Entertainment Inc. (the Company) is a leader in the production and distribution of exciting movie-based entertainment attractions shown in large-screen, special-format theatres worldwide. The Company's business is in the rapidly expanding out-of-home entertainment marketplace. The Company's motion simulation and specialty theatres are open or under construction around the world, located in theme parks, motion picture mutiplexes, expos, world fairs, resorts, shopping centers, casinos, museums and other tourist destinations. The Company also owns and operates motion simulation theatres in partnership with leading entertainment companies around the world.

The Company's simulation attractions combine the exhibition of a short action film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates a "thrill ride" or action entertainment experience (such as riding a runaway train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides.

The Company is presently in the business of: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit the Company's films; (ii) selling and installing motion simulation attractions and specialty theatres (including projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iii) selling motion bases and other equipment used in motion simulation attractions;
(iv) producing films using the Showscan process; and (v) operating motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

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

The Company accounts for its investment in O&O Theatres (see Note 6) using the equity method of accounting.

RECLASSIFICATIONS

The consolidated financial statements for the years ended March 31, 1996 and 1995 contain certain reclassifications to conform to the presentation for the year ended March 31, 1997.

FILM LIBRARY

The Company's film library primarily consists of short "thrill-ride" or action films that are exhibited in motion simulation attraction theatres worldwide. Films are stated at the lower of unamortized cost or estimated realizable values. The cost of a film includes the direct costs to produce or purchase the film and the costs of production overhead, if any. The components of the unamortized film library consist of the following:

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                 MARCH 31
                                                             1997       1996
                                                          ---------  ---------
Films in production                                       $   2,399  $     476
Completed films in release                                   10,239      9,510
                                                          ---------  ---------
                                                             12,638      9,986
Less accumulated amortization                                 7,118      6,505
                                                          ---------  ---------
                                                          $   5,520  $   3,481
                                                          =========  =========

Films are being amortized over their estimated future revenue stream (five to seven years) as revised quarterly, if applicable; however, many of the Company's films are expected to generate revenues for periods up to ten years or longer. The Company estimates that approximately 60% of unamortized film costs at March 31, 1997 will be amortized over the next four fiscal years.

PATENTS AND OTHER INTELLECTUAL PROPERTIES

Patents (expiring in fiscal year 2002) and other intellectual properties represent the excess of the total purchase cost over the values assigned to tangible assets at the date of acquisition of the Showscan process.

Amortization is provided on the basis of the ratio of annual revenues to projected revenues over the lives of the patents, as revised quarterly, if applicable, from the Showscan process with minimum annual amortization of approximately $434,000 (equal to 1/15 of the original balance of $6,504,000). Accumulated amortization of the patents and other intellectual properties was $5,169,000 and $4,734,000 at March 31, 1997 and 1996, respectively.

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

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally 7 to 12 years. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Depreciation and amortization of equipment and leasehold improvements was $527,000, $537,000 and $590,000 for the years 1997, 1996 and 1995, respectively.

FILM LICENSING REVENUES

Revenues from film license agreements are recognized when the license period begins and the film is available pursuant to the terms of the license agreement and accepted by the customer.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less or investments in money market funds to be cash equivalents.

Short-term investments are stated at amortized cost and consisted of amounts invested in debt securities (U.S. Treasury Bills) which were held to maturity. Such securities had maturities ranging from three to nine months from the time of acquisition.

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally requires customers to furnish irrevocable letters of credit on equipment sales and to pay film licensing revenues at the beginning of the license period in order to minimize the Company's credit risk.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include $600,000 at March 31, 1997 of costs advanced for the joint defense of certain litigation against the Company and a supplier. Such litigation was settled subsequent to year end, and the Company realized the amounts capitalized.

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are the following:

                                                        1997          1996
                                                   ------------- -------------
Accrued participations and royalties               $     972,000 $     988,000
Purchase of motion simulation films                            -     1,620,000
Accrued cost of film and equipment sales                 679,000       175,000
Other items                                              657,000       568,000
                                                   ------------- -------------
                                                   $   2,308,000 $   3,351,000
                                                   ============= =============

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosures requirements of SFAS 123 in fiscal year 1997 (see Note 5).

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE

Per share information has been determined on the basis of 5,594,245, 6,317,167, and 5,788,230 weighted average shares outstanding for the years ended March 31, 1997, 1996 and 1995, respectively.

For the year ended March 31, 1997, the effect of common stock equivalents is not included in the per share computation as such items are anti-dilutive. The weighted average shares for the years ended March 31, 1996 and 1995 give effect to the assumed conversion of the Company's Convertible Preferred Stock (the effect of all other common stock equivalents was anti-dilutive and thus not reflected in the per share computation).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings Per Share" (APB No.
15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

the period. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and SFAS No. 128 requires restatement of all prior period EPS data presented after SFAS No. 128's effective date.

The Company will adopt SFAS No. 128 effective with its March 31, 1998 fiscal year end. Pro forma earnings (loss) per share data calculated in accordance with SFAS No. 128 for the year ended March 31, 1997 and 1996 has not been presented as it would have been the same as the historical amounts reported.

2. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 1997 and 1996 were as follows:

                                                        1997          1996
                                                   ------------- -------------
Showscan equipment                                 $   4,580,000 $   4,559,000
Leasehold improvements                                   926,000       927,000
Office furniture and equipment                           652,000       769,000
                                                   ------------- -------------
                                                       6,158,000     6,255,000
Less accumulated depreciation and amortization         5,290,000     4,942,000
                                                   ------------- -------------
                                                   $     868,000 $   1,313,000
                                                   ============= =============

3. 8% CONVERTIBLE NOTES

In September 1995, the Company completed a private placement of $7,000,000 in Convertible Notes which mature on September 1, 1999 and bear interest at 8% per annum payable semi-annually. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes. The notes are convertible into

                           Showscan Entertainment Inc.

3. 8% CONVERTIBLE NOTES (CONTINUED)

common stock at the option of the holder at a conversion price (subject to certain anti-dilution adjustments) of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date). Through March 31, 1997, $1,310,000 of notes were converted into 227,819 shares of common stock, leaving an outstanding balance of $5,690,000.

The fair value of convertible notes was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At March 31, 1997 and 1996, the carrying value of convertible notes exceeded the fair value by approximately $1,300,000 and $0, respectively.

4. PREFERRED STOCK

The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations, restrictions and the number of shares constituting any such series.

The Company is authorized to issue a total of 10,000,000 shares of preferred stock of which 49,000 shares are issued as of March 31, 1997. Accordingly, 9,951,000 shares of preferred stock are available for issuance.

SERIES A CONVERTIBLE PREFERRED STOCK (SERIES A)

On September 30, 1995, the Company converted all 150,000 previously outstanding shares of its Series A into 165,380 shares of common stock.

SERIES C CONVERTIBLE PREFERRED STOCK (SERIES C)

The Company has 49,000 shares of Series C outstanding. The Series C is convertible into common stock at $5.04 per share (subject to certain anti-dilution adjustments), has a liquidation preference of $100 per share, and provides voting rights as if such shares had been fully converted into common stock. Each share of Series C entitles the holder to receive dividends in an amount equal to 110% of the dividends per share declared on each share of common stock. The Company may elect to pay dividends on the Series C either in cash or in additional shares of Series C based on its liquidation preference of $100 per share.

                           Showscan Entertainment Inc.

4. PREFERRED STOCK (CONTINUED)

SERIES C CONVERTIBLE PREFERRED STOCK (SERIES C) (CONTINUED)

The Series C is senior to the common stock of the Company; additionally, a majority of the holders of Series C must consent to (a) the issuance of any equity securities ranking senior to, or on parity with, the Series C, and (b) the repurchase or retirement of any equity securities of the Company other than the Series C.

SERIES D PARTICIPATING PREFERRED STOCK (SERIES D)

The issuance of 10,000 shares of Series D was authorized in November 1994 in connection with the adoption of the Company's stockholder rights plan.

In connection therewith, the Company issued a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock and for each share of common stock issuable upon conversion of outstanding Series C to the stockholders of record on November 11, 1994. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series D at a purchase price of $40 per one one-thousandth of a share of Series D, subject to adjustment (the Purchase Price).

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

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS

OPTIONS

The Company currently has two stock option plans in effect, the 1987 Option Plan and the 1992 Option Plan (collectively, the Plans). The Plans provide for the issuance of nonqualified and qualified stock options under the Internal Revenue Code of 1986, as amended. An aggregate of 300,000 shares of common stock were initially reserved for grant under the 1992 Option Plan to officers, directors and employees as well as independent contractors and consultants who performed services for the Company. In 1995, the 1992 Option Plan was amended to permit the grant of up to 800,000 shares of common stock and such number of shares have been reserved for grant at March 31, 1997. All remaining shares reserved for grant under the 1987 Option Plan were cancelled upon adoption of the 1992 Option Plan. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant and the term of the option may not exceed five years.

The Plans provide that the aggregate fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

The Company has elected to follow APB 25 (see Note 1) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each of the years ended March 31, 1997 and 1996: risk-free interest rates ranging from 5% to 6%, volatility factors of the expected market price of the Company's common stock of .361, and a weighted average expected life of the options ranging from 7 to 10 years.

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Given this method of amortization, the initial impact of applying SFAS 123 on pro forma net income and pro forma earnings per share is not representative of the potential impact on pro forma amounts in future years, when the effect of amortization from multiple awards would be reflected. The Company's pro forma information follows:

                                                        1997          1996
                                                   -------------   -----------
Pro forma net loss                                 $  (4,475,000)  $  (402,000)
Pro forma loss per share                           $       (0.80)  $     (0.08)

The following is a summary of Company stock options granted, exercised and terminated through March 31:

                                  1997                  1996                 1995
                            --------------------------------------------------------------
                                     WEIGHTED               WEIGHTED              WEIGHTED
                                      AVERAGE                AVERAGE               AVERAGE
                                     EXERCISE               EXERCISE              EXERCISE
                            OPTIONS     PRICE    OPTIONS       PRICE   OPTIONS       PRICE
                            -------  ---------   -------    --------   -------   ---------
Outstanding at beginning    605,750   $   7.51   619,500    $   7.58   333,000    $   6.68
  of year
Granted                     200,000   $   4.75    32,250    $   6.53   304,750    $   8.47
Exercised                         -   $   -       (6,000)   $   5.00    (3,000)   $   4.00
Canceled                    (31,500)  $   8.81   (40,000)   $   6.06   (15,250)   $   4.44
                            -------   --------   -------    --------   -------    --------
Outstanding at end of year  774,250   $   6.75   605,750    $   7.51   619,500    $   7.58
                            =======   ========   =======    ========   =======    ========

Exercisable at end of year  364,688   $   7.30   235,625    $   7.24   156,500    $   6.70
                            =======   ========   =======    ========   =======    ========

Weighted average fair
  value of options
  granted during year                 $   2.41              $   3.32              $   4.30
                                      ========              ========              ========

Exercise prices for options outstanding at March 31, 1997 ranged from $3.625 to $9.06. The weighted average remaining contractual life of those options is 8 years. Options vest over a period of 4 or 5 years from respective grant dates.

WARRANTS

During 1991, warrants to purchase an aggregate of 200,000 shares of common stock were issued by the Company. Warrants for 150,000 shares expired on July 11, 1996 and the remaining warrants for 50,000 shares are exercisable at a price of $6.50 and expire on March 9, 1999, subject to certain anti-dilution adjustments.

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

In October 1993, the Company issued a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.47 per share to the Chairman of its Board of Directors. The warrant was issued as compensation for services the Chairman provided to the Company. At March 31, 1997, the warrant has been adjusted (due to anti-dilution adjustments) to permit the purchase of up to 55,127 shares of common stock at an exercise price of $4.05 per common share. The warrant is exercisable at any time on or before October 26, 1998.

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

In August 1994, the Company issued to United Artists Theatre Circuit (UA) warrants to purchase an aggregate of 552,000 shares of common stock, at exercise prices ranging from $6.50 to $8.50, subject to certain anti-dilution adjustments. The warrants become exercisable at dates from August 22, 1995 (300,000) and annually thereafter at 75,000 per year with the remaining 27,000 exercisable on August 22, 1999, and have expiration dates of either August 22, 1999 or August 22, 2000.

In September 1995, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $5.75 per share, subject to certain anti-dilution adjustments, to financial advisors who assisted in the private placement of the Convertible Notes. The warrants became exercisable on September 1, 1996 and expire on September 1, 2000.

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

                           Showscan Entertainment Inc.

5. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

Shares of the Company's common stock reserved for issuance upon exercise of stock options, warrants, preferred stocks and convertible notes are as follows:

                                  MARCH 31, 1997
                                     RANGE OF                 MARCH 31
                                  EXERCISE PRICES        1997           1996
                                 ----------------      ---------      ---------
 1987 and 1992 Option Plans      $3.625 - $9.0625        837,500*       837,500*
 Warrants                          $3.63 - $8.50       1,774,283      1,924,283
 Series C                             $5.04**            972,222        972,222
 Convertible Notes                    $5.75**            989,567      1,151,304
                                                       ---------      ---------
                                                       4,573,572      4,885,309
                                                       =========      =========

* At March 31, 1997 and 1996, shares reserved for options which are still available for grant are 66,250 and 231,750, respectively.

**  Subject to certain anti-dilution provisions.

6. OWNED AND OPERATED THEATRES

The Company has an ownership interest, ranging from 15% to 50%, in selected Showscan motion simulation theatre attractions. The Company operates and/or has an ownership interest in theatre attractions at Universal CityWalk in Universal City, California (November 1993), at the Trocadero Arcade/Piccadilly Circus in London, England (September 1994), Framingham, Massachusetts (May 1995), Osaka, Japan (August 1995), on the Riverwalk in San Antonio, Texas (March 1996), in Austin, Texas (through the UA Venture in July 1997) and in Darling Harbour in Sydney, Australia (July 1997). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses (as defined), a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues, and management fees (if applicable).

Affiliated Ventures

The Company and affiliates of certain of its directors have entered into three ventures through March 31, 1997 with respect to owned and operated theatres:

                           Showscan Entertainment Inc.

6. OWNED AND OPERATED THEATRES (CONTINUED)

a) Universal CityWalk - The Universal CityWalk Venture (CityWalk Venture) is a joint venture which is 50% owned by a wholly-owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors. The CityWalk Venture also entered into a ten-year profit sharing lease with the owner of Universal CityWalk pursuant to which the owner contributed one-half of the costs incurred for the construction of the theatre. In general, the CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow, as defined, from the operations of the theatre.

b) Trocadero Arcade/Piccadilly Circus - The Trocadero Arcade/Piccadilly Circus theatres are owned by Cinemania (UK) Limited, a British corporation, which is 50% owned by a wholly-owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors (investors). In connection with the issuance of preferred stock to the investors, the Company was required to make an initial contribution to this venture which exceeded its ownership interest. The investment account for this venture and additional paid-in-capital for all periods presented has been restated by $742,000 to properly reflect such costs of the preferred stock issuance. The adjustment had no impact on the reported results of operations for any period.

c) Riverwalk/San Antonio - The Riverwalk/San Antonio theatre is owned by a limited liability company which is 50% owned by an unaffiliated third party and 50% owned by Showscan Attractions Venture, which is a joint venture 50% owned by a wholly-owned subsidiary of the Company and 50% owned by affiliates of certain of the directors. Thus, the Company effectively has a 25% ownership interest in this theatre. The parties to this venture have agreed to close the theater and liquidate its assets. The parties have further agreed to sell the theater equipment to the Company, which is negotiating to sell the equipment to a non-affiliated third party. The Company expects to fully realize the carrying value of its investment in this venture at March 31, 1997 upon the completion of the liquidation and subsequent sale.

The accompanying statement of operations for the year ended March 31, 1997 includes a non-cash charge of $1,771,000 to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" by certain of the joint ventures. Under the equity method of accounting, the Company has recognized its share of joint venture charges; accordingly, the carrying value of investments in and advances to O&O theatres in the accompanying consolidated balance sheets was reduced by this charge.

                           Showscan Entertainment Inc.

6. OWNED AND OPERATED THEATRES (CONTINUED)

The Company has through other financing and/or joint venture arrangements entered into the following additional theatre ventures:

UA Venture

In August 1994, the Company and United Artists Theatre Circuit Inc. (UA) agreed to be partners in a venture called Showscan/United Artists Theatres Joint Venture (UA Venture).

Pursuant to a Theatre Rights Agreement, as amended (TRA), UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites prior to August 19, 1999 for the installation of motion simulation attraction threatres in or adjacent to existing or to-be-built UA theatre multiplexes. If the UA Venture declines to acquire a particular site, then UA must install a motion simulation attraction theatre at such site. As of March 31, 1997, UA has offered eight sites of which the UA Venture declined seven of these sites as these sites did not meet the criteria of the UA Venture and on July 1, 1997, the UA Venture exercised its rights under the TRA and accepted the offer by UA for the theatre site in Austin, Texas. The TRA contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The TRA provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later than December 31, 1995. UA was unable to meet this commitment (see Note
7).

The TRA has been amended by the Company and UA to eliminate certain installation requirements in Malaysia and to add those requirements to the overall UA obligations. In connection with the amendment, UA relinquished its exclusivity rights to Malaysia and eliminated its rights of first refusal in the Asia Territory (as defined).

                           Showscan Entertainment Inc.

6. OWNED AND OPERATED THEATRES (CONTINUED)

Other O&O Theatres

The Framingham theatre is 50% owned by a wholly-owned subsidiary of the Company and 50% owned by a subsidiary of General Cinema Corporation. The parties to this venture have agreed to liquidate the assets of the venture. The parties have further agreed to sell certain equipment back to the Company, which has contracted to sell the equipment to a non-affiliated third party. An additional capital contribution may be necessary by one of the parties upon the ultimate settlement and liquidation of the venture; however, the partners believe the contribution to be under $100,000.

The Osaka theatre is 50% owned by a wholly-owned subsidiary of the Company and 50% by Imagine Japan, Inc. Sega Enterprises, Ltd. operates the Osaka theatre in exchange for a certain percentage of the gross receipts.

The Company has acquired (effective July 1997) a 15% investment interest in a theatre located in Darling Harbour which is owned by Reality Cinema Pty. Ltd., an Australian corporation, by acquiring a 15% ownership in Reality Cinema Pty. Ltd.

During 1997, 1996 and 1995, the Company sold equipment to several of these ventures and eliminated the gross profit on such sales to the extent of its ownership percentage ($38,705 in 1997, $382,000 in 1996, and $194,000 in 1995).
The amount of profit eliminated is being recognized into income over the depreciation period of the related equipment.

7. RECEIVABLES FROM AFFILIATED ENTITIES

At March 31, 1997, the Company is due $722,000 from UA in connection with the TRA as discussed in Note 6. The payment terms provide for (a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); provided, however, that if the UA Venture has not accepted one of the theatre sites it has been offered by UA prior to the Maturity Date, the Maturity Date will be extended 30 days after the date that the UA Venture does accept, but in no event shall the Maturity Date be extended later than August 19, 1999. Effective July 1, 1997, the UA Venture accepted an offered theatre site at Austin, Texas (see
Note 6), which will reduce the amount owed by UA by $390,000 (the Company's investment in this theatre). At March 31, 1997, the $390,000 is included in other assets in the accompanying consolidated balance sheet and will be reclassified to Investment in Owned and Operated Theatres effective July 1, 1997.

                           Showscan Entertainment Inc.

7. RECEIVABLES FROM AFFILIATED ENTITIES (CONTINUED)

During the fiscal years ended 1997, 1996 and 1995, the Company charged approximately $909,000, $897,000 and $789,000, respectively, to the O&O Theatre joint ventures. Such amounts have either been recognized as film rentals and royalties ($666,000 in 1997, $565,000 in 1996 and $314,000 in 1995), or offset against general and administrative expenses ($243,000 in 1997, $332,000 in 1996 and $475,000 in 1995) in the accompanying consolidated statements of operations. Such amounts represent film rentals and royalties, management and administrative services provided by the Company to the theatre joint ventures. The joint ventures owed the Company approximately $238,000 and $318,000 at March 31, 1997 and 1996, respectively, (included in due from affiliated entities) for such charges and for costs paid on behalf of the ventures.

8. INCOME TAXES

At March 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $25,794,000 and $7,927,000, respectively. The federal loss carryforwards expire through the year ending 2012. The state loss carryforwards expire through the year ending 2002. These loss carryforwards can be used to offset future taxable income, if any. The provision for income taxes for all years presented represents minimum state tax liabilities.

                           Showscan Entertainment Inc.

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts utilized for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and 1996 are as follows (in thousands):

                                                       1997        1996
                                                     ---------   ---------
Deferred tax liabilities:
  Unbilled receivables on uncompleted
    equipment contracts                              $       -   $   1,770
                                                     ---------   ---------
Total deferred tax liabilities                               -       1,770

Deferred tax assets:
  Customer advances on uncompleted equipment
    contracts                                                -       1,505
  Excess of book over tax depreciation                     402         395
  Patent amortization                                      251         339
  Amortization of film library                             236         127
  Other                                                    486         300
  Net operating loss carryforward                        9,765      10,181
                                                     ---------   ---------
Total deferred tax assets                               11,140      12,847
Valuation allowance for deferred tax asset             (11,140)    (11,077)
                                                     ---------   ---------
Total deferred taxes                                 $       -   $       -
                                                     =========   =========

9. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Export revenues by geographic area for each of the three years ended March 31 consisted of:

                                       1997            1996           1995
                                  -------------- --------------  --------------
Africa                            $      215,000 $      281,000  $      851,000
Australasia                            1,976,000      2,574,000       1,031,000
Europe                                 1,206,000      1,992,000       3,531,000
Far East                               6,048,000      5,628,000       4,982,000
Middle East                            1,340,000         48,000          41,000
Other                                    159,000        125,000         184,000
                                  -------------- --------------  --------------
Total export revenues             $   10,944,000 $   10,648,000  $   10,620,000
                                  ============== ==============  ==============

                           Showscan Entertainment Inc.

9. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS (CONTINUED)

During the fiscal years ended 1997, 1996 and 1995, the Company earned export revenues from an unaffiliated customer of $3,117,000, $3,407,000 and $3,080,000, respectively. During the fiscal years ended 1997, 1996 and 1995, the Company recognized domestic revenues from UA of approximately $5,405,000, $3,126,000 and $109,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases for its corporate office, storage premises and equipment. Future net minimum rental payments under these leases at March 31, 1997 are as follows:

1998                                                             $     426,000
1999                                                                   426,000
2000                                                                   421,000
2001                                                                   421,000
2002                                                                   416,000
Thereafter                                                             504,000
                                                                 -------------
                                                                 $   2,614,000
                                                                 =============

The corporate office lease provides for rent adjustments based on increases in the Consumer Price Index. The Company has provided a letter of credit to its landlord in the amount of $295,000 which permits the landlord to draw against the letter of credit upon default by the Company (as defined) under the terms of the lease. The letter of credit is secured by a cash deposit in the amount of $295,000; such amount is included in other assets in the accompanying consolidated balance sheet.

Total rental expense charged to operations for the years ended March 31, 1997, 1996 and 1995 was $400,000, $389,000 and $456,000, respectively.

Under the terms of a film production agreement, the Company has guaranteed, for four years beginning in 1996, a minimum amount per year ($287,500) of proceeds to the outside investors in the film project. If revenues, as defined, from the distribution of the film are less than the required minimum amount, the Company will contribute the difference to the outside investors. Based upon management's estimate of future revenues to be derived from the film, the Company does not expect to pay any amounts under this guarantee.

                           Showscan Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is obligated under various royalty agreements to pay royalties (ranging from 1% to 3%) to various parties, generally based on the gross receipts (as defined) from either the exploitation of the Showscan process (in excess of certain amounts), the exploitation of Showscan feature-length motion pictures, or other receipts.

                           Showscan Entertainment Inc.

                 Schedule II - Valuation and Qualifying Accounts


          COL. A                          COL. B           COL. C            COL. D           COL. E           COL. F
        -----------                    ------------     ------------     ------------      ----------------  ------------
                                                                           Charged
                                        Balance at       Charged to        to Other                             Balance
        DESCRIPTION                      Beginning        Costs and        Accounts -        Deductions -       at End
                                          of Year         Expenses         Describe            Describe         of Year
                                       ------------     ------------     ------------      ----------------  ------------
Year ended 1997:
Allowance for doubtful accounts        $    215,000     $    270,000     $          -      $     60,000 (a)  $    425,000
                                       ============     ============     ============      ================  ============

Product warrant liability              $    182,000     $     67,000     $          -      $     69,000 (b)  $    180,000
                                       ============     ============     ============      ================  ============

Year ended 1996:
Allowance for doubtful accounts        $    254,000     $    440,000     $          -      $    479,000 (a)  $    215,000
                                       ============     ============     ============      ================  ============

Product warrant liability              $    187,000     $     77,000     $          -      $     82,000 (b)  $    182,000
                                       ============     ============     ============      ================  ============

Year ended 1995:
Allowance for doubtful accounts        $    283,000     $    (30,000)    $          -      $     (1,000)(a)  $    254,000
                                       ============     =============    ============      ================  ============

Product warrant liability              $    213,000     $    124,000     $          -      $    150,000 (b)  $    187,000
                                       ============     ============     ============      ================  ============

(a) Represents write-off of uncollectible accounts receivable.
(b) Represents actual warranty expenditures.

                            Financial Statements

                            Showscan CityWalk Venture

                  Years ended December 31, 1996, 1995 and 1994
                       with Report of Independent Auditors

                         Report of Independent Auditors

The Partners
Showscan CityWalk Venture

We have audited the accompanying balance sheets of Showscan CityWalk Venture as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Showscan CityWalk Venture at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Venture adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996.



                                                  Ernst & Young LLP



Los Angeles, California
June 27, 1997

                            Showscan CityWalk Venture

                                 Balance Sheets


                                                                   DECEMBER 31
                                                               1996          1995
                                                          ------------- -------------
ASSETS
Current assets:
  Cash                                                    $     104,923 $      74,163
  Due from Showscan CityWalk, Inc. (Note 3)                           -        20,000
  Due from Showscan Entertainment Inc. (Note 3)                       -        26,424
  Prepaid expenses and other assets                              49,957         7,993
                                                          ------------- -------------
Total current assets                                            154,880       128,580

Property and equipment:
  Leasehold improvements                                        557,431       557,431
  Operating equipment                                           879,064       868,682
                                                          ------------- -------------
                                                              1,436,495     1,426,113
  Less accumulated depreciation and amortization             (1,236,610)     (312,360)
                                                          ------------- -------------
                                                                199,885     1,113,753
Other assets                                                     19,241        16,211
                                                          ------------- -------------
Total assets                                              $     374,006 $   1,258,544
                                                          ============= =============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued liabilities                $      69,926 $      74,708
  Due to Showscan Entertainment Inc. (Note 3)                    23,558        21,248
                                                          ------------- -------------
Total current liabilities                                        93,484        95,956

Commitments and contingencies (Note 2)

Partners' capital                                               280,522     1,162,588
                                                          ------------- -------------
Total liabilities and partners' capital                   $     374,006 $   1,258,544
                                                          ============= =============

See accompanying notes.

                            Showscan CityWalk Venture

                            Statements of Operations


                                                      YEAR ENDED DECEMBER 31
                                                 1996          1995          1994
                                            ------------- ------------- -------------
Revenues                                    $     996,380 $   1,000,198 $   1,206,961

Cost of revenues, primarily film rental,
  royalty and management fees (Note 3)            264,749       293,708       250,383
                                            ------------- ------------- -------------
Gross profit                                      731,631       706,490       956,578

Other costs and expenses:
  Rent                                            183,182       197,923       180,000
  Payroll and related items                       216,178       180,402       191,151
  Marketing and advertising                        13,494        27,235       294,065
  Other general and administrative                273,693       238,139       263,496
  Impairment loss on long-lived assets
    (Note 4)                                      770,000             -             -
  Depreciation and amortization                   157,150       151,014       148,939
                                            ------------- ------------- -------------
                                                1,613,697       794,713     1,077,651
                                            ------------- ------------- -------------
Net loss                                    $    (882,066)$     (88,223)$    (121,073)
                                            ============= ============= =============

See accompanying notes.

                            Showscan CityWalk Venture

                         Statements of Partners' Capital


Partners' capital at December 31, 1993                                  $   1,325,460
  Capital contributions                                                        20,000
  Net loss                                                                   (121,073)
                                                                        -------------
Partners' capital at December 31, 1994                                      1,224,387
  Capital contributions                                                        26,424
  Net loss                                                                    (88,223)
                                                                        -------------
Partners' capital at December 31, 1995                                      1,162,588
  Net loss                                                                   (882,066)
                                                                        -------------
Partners' capital at December 31, 1996                                  $     280,522
                                                                        =============

See accompanying notes.

                            Showscan CityWalk Venture

                            Statements of Cash Flows


                                                      YEAR ENDED DECEMBER 31
                                                 1996          1995          1994
                                              -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss                                      $  (882,066)  $   (88,223)  $  (121,073)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Impairment loss on long-lived assets          770,000             -             -
    Loss on disposal of assets                      3,102             -             -
    Depreciation and amortization                 157,150       151,014       148,939
    Changes in operating assets and
      liabilities:
      Prepaid expenses and other assets           (44,994)       52,580        12,387
      Accounts payable and accrued expenses        (4,782)      (57,618)       95,287
      Due to Showscan Entertainment Inc.            2,310         2,223      (171,368)
                                              -----------   -----------   -----------
Net cash provided by operating activities             720        59,976        35,828

INVESTING ACTIVITIES
Purchases of property and equipment               (16,384)      (63,169)       (2,664)
                                              -----------   -----------   -----------
Net cash used in investing activities             (16,384)      (63,169)       (2,664)

FINANCING ACTIVITIES
Capital contributions by partners                       -        26,424        20,000
Due from Showscan Entertainment Inc.               26,424       (26,424)            -
Due from Showscan CityWalk, Inc.                   20,000             -       (20,000)
                                              -----------   -----------   -----------
Net cash provided by financing activities          46,424             -             -
                                              -----------   -----------   -----------
Increase (decrease) in cash                        30,760        (3,193)      (38,492)
Cash at beginning of year                          74,163        77,356       115,848
                                              -----------   -----------   -----------
Cash at end of year                           $   104,923   $    74,163   $    77,356
                                              ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid for:
    Interest                                  $     1,441   $     1,790   $     6,849
    Income taxes                              $         -   $         -   $         -

See accompanying notes.

                            Showscan CityWalk Venture

                          Notes to Financial Statements

                           December 31, 1996 and 1995


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

Depreciation on operating equipment is recorded on a straight-line basis over the estimated useful lives of the assets, generally 3 to 10 years. Operating equipment consists of projection and motion-based equipment used in the operation of the theatre. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the term of the lease, whichever is shorter.

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements; such taxes, if any, are the responsibility of the individual partners.

                            Showscan CityWalk Venture

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. COMMITMENTS AND CONTINGENCIES

In connection with the establishment of the Universal CityWalk theatre, the Venture entered into a ten-year profit sharing lease pursuant to which MCA Development Company, a division of MCA, Inc. (now known as Universal Studios Recreation, a division of Universal Studios), contributed one-half of the costs incurred for the construction of the theatre. The lease expires in November 2002, subject to options to extend it for three five-year periods. The Venture is obligated to pay base rent equal to $180,000 (subject to annual Consumer Price Index increases) per year plus 50% of the cash flow, as defined (Percentage Rent), from the operations of the theatre. Percentage rent paid was $13,358 in 1995 and none in 1996 and 1994.

Future minimum payments, by year and in the aggregate, under the lease at December 31, 1996 are as follows:

1997                                                             $     185,274
1998                                                                   185,274
1999                                                                   185,274
2000                                                                   185,274
2001                                                                   185,274
Thereafter                                                             370,548
                                                                 -------------
Total minimum lease payments                                     $   1,296,918
                                                                 =============

3. RELATED PARTY TRANSACTIONS

For the years ended December 31, 1996, 1995 and 1994, cost of revenues shown in the accompanying statements of operations include $185,700, $184,500 and $180,250, respectively, of amounts paid or owed to Showscan for film rental, royalty and management fees. At December 31, 1996 and 1995, the Venture owed Showscan $23,558 and $21,248, respectively, related to such fees.

                            Showscan CityWalk Venture

3. RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts due from Showscan CityWalk, Inc. and Showscan related to capital contributions due the Venture. Such contributions were made subsequent to December 31, 1995.

4. IMPAIRMENT OF LONG-TERM ASSETS

During 1996, the Venture adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The continued operating losses were indicators of potential impairment. The estimated undiscounted cash flows anticipated from operating the Venture indicated that a write-down to fair market value was required under SFAS No. 121. Accordingly, the Venture recorded a non-cash charge of $770,000 for the impairment of its long-lived assets. The impairment loss was calculated based on the excess of the carrying amount of the assets over the discounted cash flow expected to be received from the operation of the Venture.

                         CINEMANIA (UK) LIMITED
                         AUDITED FINANCIAL STATEMENTS

                         Year ended 31 December 1996

                         REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CINEMANIA (UK) LIMITED

We have audited the accompanying balance sheets of Cinemania (UK) Limited as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinemania (UK) Limited at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with United States generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996.


Ernst & Young
London
England
June 27, 1997

Cinemania (UK) Limited
Balance Sheet

                                                                              December 31         December 31
                                                                   Notes             1996                1995
Assets

Current assets:
   Cash                                                                      $    280,785     $       821,401
   Prepaid expenses and other current assets                                      238,341             187,315
                                                                             ------------     ---------------
Total current assets                                                              519,126           1,008,716

Property and equipment, net                                      2 and 6          282,340           2,925,474
                                                                             ------------     ---------------
Total assets                                                                 $    801,466     $     3,934,190
                                                                             ------------     ---------------

Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                                          $     92,932     $        58,431
   Accrued expenses and other current liabilities                                 102,635             202,048
   Amounts payable to related party                                    5           47,761              22,483
   Current maturities of notes payable to
    stockholders                                                       3          712,048             633,695
                                                                             ------------     ---------------
Total current liabilities                                                         955,376             916,657

Notes payable to stockholders                                          3        1,155,201           1,478,619
                                                                             ------------     ---------------
Total liabilities                                                               2,110,577           2,395,276
                                                                             ------------     ---------------

Stockholders' equity:
   Common stock, Pound Sterling 1 ($1.48) par value;
   1,000 shares authorised; 100 shares
   issued and outstanding                                                             148                 148
   Additional paid-in capital                                                   1,891,000           1,891,000
   Accumulated deficit                                                         (3,428,366)           (423,040)
   Currency translation adjustments                                               228,107              70,806
                                                                             ------------     ---------------
Total stockholders' equity                                                     (1,309,111)          1,538,914
                                                                             ------------     ---------------
Total liabilities and stockholders' equity                                   $    801,466     $     3,934,190
                                                                             ============     ===============


See accompanying notes

Cinemania (UK) Limited
Statement of Operations

                                                            Year ended     Year ended     Year ended
                                                           December 31    December 31    December 31
                                                   Note           1996           1995           1994
Revenues                                                   $ 1,728,567    $ 2,140,118    $   507,242

Cost of revenues, primarily film rental,
royalty and management fees                           5        306,294        415,035        157,544
                                                           -----------    -----------    -----------
Gross profit                                                 1,422,273      1,725,083        349,698

Costs and expenses:
   Rent                                                        568,388        344,551         78,348
   Payroll and related items                                   418,326        402,359         63,652
   Marketing and advertising                                    30,915         87,188         54,044
   Pre-opening                                                       -              -        397,151
   Other general and administrative                            234,777        310,338        205,801
   Depreciation                                                304,611        265,959         69,528
   Impairment loss on long-lived assets               6      2,750,000              -              -
                                                           -----------    -----------    -----------
                                                             4,307,017      1,410,395        868,524
                                                           -----------    -----------    -----------
Operating (loss)/profit                                     (2,884,744)       314,688       (518,826)

Other income(expense):
   Interest income                                              21,973         24,193          3,199
   Interest expense                                           (142,555)      (171,818)       (74,476)
                                                           -----------    -----------    -----------
                                                              (120,582)      (147,625)       (71,277)
                                                           -----------    -----------    -----------
Net (loss)/profit                                          $(3,005,326)   $   167,063    $  (590,103)
                                                           ===========    ===========    ===========
Net (loss)/profit per common share                         $   (30,053)   $     1,671     $   (5,901)
                                                           ===========    ===========     ==========

See accompanying notes

Cinemania (UK) Limited
Statement of stockholders' equity







                                          Common stock              Additional                        Currency
                                   Number of                          paid in        Accumulated     translation
                                    shares          Amount            capital         deficit        adjustments          Total
                                                            $                 $                $               $                  $
Balance at
 December 31, 1993                        -                  -                 -                 -               -                -
Proceeds from issuance
 of common stock                        100                148                 -                 -               -              148
Capital contributions                     -                  -         1,891,000                                 -        1,891,000
Net loss                                                                                  (590,103)                        (590,103)
Foreign exchange gain
 on translation                           -                  -                 -                 -          81,321           81,321
                               ------------       ------------      ------------      ------------    ------------     ------------
Balance at
 December 31, 1994                      100                148         1,891,000          (590,103)         81,321        1,382,366
Net profit                                -                  -                 -           167,063               -          167,063
Foreign exchange loss on
 translation                              -                  -                 -                 -         (10,515)         (10,515)
                                -----------        -----------       -----------       -----------     -----------      -----------
Balance at
 December 31, 1995                      100                148         1,891,000          (423,040)         70,806        1,538,914
Net loss                                  -                  -                 -        (3,005,326)              -       (3,005,326)
Foreign exchange gain
 on translation                           -                  -                 -                 -         157,301          157,301
                                -----------        -----------       -----------       -----------     -----------      -----------
Balance at
 December 31, 1996                      100                148         1,891,000        (3,428,366)        228,107       (1,309,111)
                                ===========        ===========       ===========       ===========     ===========      ===========


See accompanying notes

Cinemania (UK) Limited
Statement of cash flows


                                                               Year ended        Year ended       Year ended
                                                              December 31       December 31      December 31
                                                                     1996              1995             1994
OPERATING ACTIVITIES

Net (loss)/profit                                              $(3,005,326)      $  167,063      $ (590,103)

Adjustments to reconcile net (loss)/profit
 to net cash provided by/used in)
  operating activities:
   Depreciation                                                    304,611          265,959          69,528
   Impairment loss                                               2,750,000                -               -
   Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                       (31,878)         (50,056)       (138,311)
   Accounts payable                                                 28,529         (121,319)        179,750
   Accrued expenses and other liabilities                         (120,067)         (62,596)        202,116
   Amounts payable to related party                                 22,979           22,483               -
   Interest payable to stockholders                                116,589           82,597          47,435
                                                               -----------       ----------      ----------

Net cash provided by operating activities                           65,437          304,131        (229,585)

INVESTING ACTIVITY

Purchases of property and equipment                               (112,448)         (55,051)     (3,211,450)
                                                               -----------       ----------      ----------
Net cash used in investing activity                               (112,448)         (55,051)     (3,211,450)

FINANCING ACTIVITIES

Proceeds from issuance of common stock                                   -                -             148
Capital contributions                                                    -                -       1,891,000
Repayments to stockholders                                        (443,146)               -               -
Borrowings from stockholders                                             -           96,946       1,947,558
                                                               -----------       ----------      ----------
Net cash (used in) provided by financing activities               (443,146)          96,946       3,838,733

Effect of exchange rate changes on cash                            (50,459)          (3,644)         81,321
                                                               -----------       ----------      ----------
Net (decrease)/increase in cash                                   (540,616)         342,382         479,019
Cash at beginning of year                                          821,401          479,019               -
                                                               -----------       ----------      ----------
Cash at end of year                                            $   280,785       $  821,401      $  479,019
                                                               ===========       ==========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                $   283,575       $      730      $      254
  Taxes paid                                                   $         -       $        -      $        -

See accompanying notes

         Cinemania (UK) Limited
         Notes to Financial Statements

1.       ORGANISATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANISATION AND BUSINESS

         Cinemania (UK) Limited (the Company), owns a Showscan motion simulation twin theatre attraction based at Piccadilly Circus, London, England. The Company was incorporated in December 1993. The Showscan attraction opened on September 26 1994.

         REVENUE RECOGNITION

         The company recognises revenues from ticket sales at the time the tickets are purchased.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of equipment is computed using the straight line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Leasehold property is depreciated on a straight line basis over the initial term of the lease.

         FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of the Company are measured using local currency as the functional currency. Assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end (1996 -$1.7113: Pound Sterling 1, 1995- $1.5526: Pound Sterling 1). Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in stockholders' equity.

         PREPAID EXPENSES AND OTHER CURRENT ASSETS

         These costs relate mainly to the prepaid running costs of the Company such as rent, rates, service charges and insurance.

         INCOME TAXES

         The company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
         109). Under SFAS No. 109, the liability method is used. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws for the year in which the taxes are expected to be paid.

         NET PROFIT (LOSS) PER COMMON SHARE

         The net profit (loss) per common share has been determined on the basis of the 100 weighted average shares outstanding for each of the three years in the period ended December 31, 1996.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Cinemania (UK) Limited
         Notes to Financial Statements

2.       PROPERTY AND EQUIPMENT

                                                        1996                1995
         Leasehold property                      $    44,150          $   40,056
         Operating equipment                       3,588,721           3,205,971
         Office furniture and fixtures                39,567             $14,934
                                                 -----------          ----------
                                                   3,672,438           3,260,961
         Less accumulated depreciation             3,390,098             335,487
                                                 -----------          ----------
                                                 $   282,340          $2,925,474
                                                 ===========          ==========

3.       NOTES PAYABLE TO STOCKHOLDERS

         The loans, which are due to mature on May 1, 2000, are repayable in 10 semi-annual instalments commencing November 1, 1995, only to the extent that the company has cumulative net profits available to make such payments. If no payments are made due to lack of profits available, interest will accrue until such time as cumulative profits exist whereby payments will be made. Interest is payable at LIBOR plus 3% (8.563% and 8.875% at December 31, 1996 and 1995 respectively).

         The aggregate maturities of long-term debt (including interest of $238,940 at December 31, 1996) are as follows:

                                                                            1996
         1997                                                      $     712,048
         1998                                                            462,080
         1999                                                            462,080
         2000                                                            231,041
                                                                   -------------
                                                                   $   1,867,249
                                                                   =============

         Included within the $712,048 debt due to mature in 1997 is $249,975 which was due to be paid on November 1, 1996. However, due to the lack of available profits, no payment was made.

4.       LEASES

         The Company leases its theatre location under an operating lease, having a non-cancellable term expiring in 2008, with a renewal option for 10 years.

         Future minimum payments under leases with terms of one year or more are approximately as follows:

                                                                      Operating
                                                                         leases
         1997                                                        $   240,000
         1998                                                            247,500
         1999                                                            247,500
         2000                                                            247,500
         2001 and thereafter                                           1,980,000
                                                                     -----------
         Total minimum lease payments                                $ 2,962,500
                                                                     ===========

         Cinemania (UK) Limited
         Notes to Financial Statements

5.       RELATED PARTY TRANSACTIONS

         Showscan Entertainment Inc. (Showscan) holds a 50% equity interest in the Company. Cost of revenues shown in the accompanying statement of operations includes $156,637, $228,400 and $151,000 in 1996, 1995 and
         1994 respectively, of amounts paid to and $47,761, $22,483 and $nil in
         1996, 1995 and 1994   respectively of amounts owed to Showscan for
         film rental and royalty fees.

         Entities controlled by Mr Charles Moss and Mr Thomas DiBenedetto each hold a 25% equity interest in the Company. Mr Moss and Mr DiBenedetto each have a greater than 10% stockholding in Showscan and are directors of Showscan.

6.       IMPAIRMENT OF LONG-TERM ASSETS

         During 1996, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The recent decline in attendance and the operating loss generated during 1996 was a potential indicator of impairment. The estimated undiscounted cash flows anticipated from operating the Company indicated that a write-down to fair market value was required under SFAS No. 121. Accordingly, the company recorded a non-cash charge of $2,750,000 for the impairment of its long-lived assets. The impairment loss was calculated based on the excess of the carrying amount of the assets over the discounted cash flow expected to be received from the operation of the theatre.

                          AUDITED FINANCIAL STATEMENTS--LIQUIDATION BASIS

                          SHOWSCAN/GENERAL CINEMA VENTURES

                          Year ended October 31, 1996 and period
                          from April 24, 1995 (date of
                          formation) to October 31, 1995

                         Report of Independent Auditors


The Partners
Showscan/General Cinema Ventures

We have audited the accompanying statements of net assets in liquidation of Showscan/General Cinema Ventures (the Venture) as of October 31, 1996 and 1995, and the related statements of operations--liquidation basis, statements of changes in net assets in liquidation, and cash flows-liquidation basis for the year ended October 31, 1996 and for the period April 24, 1995 (date of formation) to October 31, 1995. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these statements based on our audits.

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

As described in Note 1, the partners have agreed to sell the assets and dissolve the partnership. Accordingly, as of October 31, 1996, the Venture has changed its basis of accounting from a going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of Showscan/General Cinema Ventures at October 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended October 31, 1996 and for the period April 24, 1995 (date of formation) to October 31, 1995 in conformity with generally accepted accounting principles.



                                                  Ernst & Young LLP



Boston, Massachusetts
June 6, 1997

                        Showscan/General Cinema Ventures

                     Statements of Net Assets in Liquidation



                                                                     OCTOBER 31
ASSETS                                                          1996              1995
                                                            ------------      ------------
Current assets:
  Current portion of foregone rent                          $    123,256      $    110,086
  Other assets                                                     3,783                --
                                                            ------------      ------------
Total current assets                                             127,039           110,086

Property and equipment:
  Leasehold improvements                                       1,011,864         1,011,864
  Operating equipment                                          1,723,422         1,723,422
                                                            ------------      ------------
                                                               2,735,286         2,735,286
  Less accumulated depreciation and amortization                (568,111)         (189,378)
                                                            ------------      ------------
                                                               2,167,175         2,545,908

Foregone rent, less current portion, net of accumulated
  amortization of $146,254 in 1996 and $42,726 in 1995           394,490           511,188
                                                            ------------      ------------

Total assets                                                $  2,688,704      $  3,167,182
                                                            ============      ============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Due to Showscan                                           $     72,468      $         --
  Due to (from) General Cinema Theatre                           100,299           (34,858)
  Accounts payable and accrued expenses                           25,108            49,640
                                                            ------------      ------------
Total current liabilities                                        197,875            14,782

Net assets in liquidation                                      2,490,829         3,152,400
                                                            ------------      ------------

Total liabilities and net assets in liquidation             $  2,688,704      $  3,167,182
                                                            ============      ============

See accompanying notes.

                        Showscan/General Cinema Ventures

                   Statements of Operations--Liquidation Basis


                                                                                      PERIOD FROM
                                                                                    APRIL 24, 1995
                                                                                       (DATE OF
                                                                  YEAR ENDED         FORMATION) TO
                                                                  OCTOBER 31          OCTOBER 31
                                                                     1996                1995
                                                               -----------------    ---------------
Revenues                                                           $ 274,366           $ 159,651

Cost of revenues, primarily film rental and management
  fees to related parties                                            230,195              86,664
                                                                   ---------           ---------
Gross profit                                                          44,171              72,987

Other costs and expenses:
  Rent                                                               165,000              71,500
  Payroll and related items                                           70,586              30,892
  Marketing and advertising                                           27,263              18,865
  Other general and administrative                                   125,632              38,012
  Depreciation and amortization                                      378,733             189,378
                                                                   ---------           ---------
                                                                     767,214             348,647
                                                                   ---------           ---------
                                                                    (723,043)           (275,660)

Interest income                                                       61,472              28,774

Net loss                                                           $(661,571)          $(246,886)
                                                                   =========           =========

See accompanying notes.

                        Showscan/General Cinema Ventures

               Statements of Changes in Net Assets in Liquidation


Beginning net assets effective April 24, 1995                       $ 3,399,286
  Cash contributions                                                     97,643
  Cash distributions                                                    (97,643)
  Allocation of net loss                                               (246,886)
                                                                    -----------
Net assets at October 31, 1995                                        3,152,400
  Allocation of net loss                                               (661,571)
                                                                    -----------
Net assets at October 31, 1996                                      $ 2,490,829
                                                                    ===========

See accompanying notes.

                        Showscan/General Cinema Ventures

                   Statements of Cash Flows--Liquidation Basis


                                                                             PERIOD FROM
                                                                           APRIL 24, 1995
                                                                              (DATE OF
                                                           YEAR ENDED       FORMATION) TO
                                                            OCTOBER 31       OCTOBER 31
                                                               1996             1995
                                                          -------------     -------------
OPERATING ACTIVITIES
Net loss                                                  $    (661,571)    $    (246,886)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                               378,733           189,378
    Foregone rent, net                                          103,528            42,726
    Changes in operating assets and liabilities:
      Other assets                                               (3,783)               --
      Due to Showscan                                            72,468                --
      Due to/(from) General Cinema                              135,157           (34,858)
      Accounts payable and accrued expenses                     (24,532)           49,640
                                                          -------------     -------------
Net cash used in operating activities                                 0                 0

FINANCING ACTIVITIES
Capital contributions                                                --            97,643
 Capital distributions                                               --           (97,643)
                                                          -------------     -------------
Net cash used in financing activities                                --                 0

                                                          -------------     -------------
Net increase in cash and cash equivalents                             0                 0
Cash at beginning of year                                             0                 0
                                                          =============     =============

Cash at end of year                                       $         -0-     $         -0-
                                                          =============     =============


NONCASH ACTIVITY
Noncash capital contributions:
    Equipment                                             $          --     $   1,723,422
    Leasehold improvements                                $          --     $   1,011,864
    Foregone rent                                         $          --     $     664,000


See accompanying notes.

                        Showscan/General Cinema Ventures

                Notes to Financial Statements--Liquidation Basis

                                October 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Showscan/General Cinema Ventures (the Venture) is a partnership engaged in the business of operating twin Showscan motion attraction simulation theaters. The theaters opened in late May 1995 at the Framingham General Cinema 14-screen multiplex in Framingham, Massachusetts. The Venture is 50% owned by Showscan Framingham, Inc. (Showscan), a wholly-owned subsidiary of Showscan Entertainment Inc., and 50% owned by General Cinema of Framingham Inc. (General Cinema), a wholly-owned subsidiary of General Cinema Corp. of Massachusetts. Net income or loss of the Venture is allocated 50% to Showscan and 50% to General Cinema. Showscan and General Cinema hold equal voting interests in the Venture regardless of capital accounts.

The partners of the Venture have agreed to close the twin Showscan motion attraction simulation theaters and liquidate the assets of the Venture. The partners have further agreed to sell the simulation attraction equipment back to Showscan at its current fair market value, which approximates the underlying net book value of the equipment. The remainder of the assets will be allocated, as defined in the Venture Agreement, back to the partners. An additional capital contribution may be necessary by one of the partners upon settlement and liquidation of the Venture; however, the partners believe the contribution will be under $100,000.

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

                        Showscan/General Cinema Ventures

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment were contributed to the Venture as part of the initial capital contributions of the partners and are carried at values representing cost, as specified in the Venture Agreement. Other assets purchased specifically for the Venture are carried at the cost to the contributor.

Depreciation on operating equipment was recorded on a straight-line basis over the estimated useful lives of the assets of five or ten years. Leasehold improvements were being amortized on a straight-line basis over the shorter of their estimated useful lives or the five-year term of the leases.

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements; such taxes, if any, are the responsibility of the individual partners.

RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for foregone rent, accounts payable, due to Showscan and General Cinema Theatre approximate their fair values.

2.  RELATED-PARTY TRANSACTIONS

Cost of revenues shown in the accompanying statement of operations includes $130,199 and $43,332 at October 31, 1996 and 1995, respectively, of amounts paid or due to Showscan Entertainment Inc. for film rental and $99,996 and $43,332 at October 31, 1996 and 1995, respectively, of amounts paid or due to General Cinema for management fees.

In accordance with the Venture agreement, General Cinema was credited with a capital contribution to the Venture in the amount of $664,000, representing the present value of

                        Showscan/General Cinema Ventures

2.  RELATED-PARTY TRANSACTIONS (CONTINUED)

five years of rent which would be payable by the Venture to General Cinema but for which payment was waived. Such amount has been classified as an asset on the Venture's balance sheet as foregone rent. The initial undiscounted value of the foregone rent was $881,250. The discounting effect of the rent resulted in the Venture recognizing interest income of $61,472 and $28,774 for the period ended October 31, 1996 an 1995, respectively. Rent expense is being recognized on a straight-line basis over the 60-month lease period concluding May of 1999. Related rent expense for the year ended October 31, 1996 and 1995 amounted to $165,000 and $71,500, respectively.

General Cinema also made in-kind capital contributions in the form of leasehold improvements and equipment, which are being carried at cost of approximately $1.1 million as specified in the venture agreement.

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

Date:  July 14, 1997

                                      SHOWSCAN ENTERTAINMENT INC.



                                      By /s/ DENNIS POPE
                                         -------------------------------------
                                         Dennis Pope
                                         President and Chief Executive Officer




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

         Signature                                     Title                                       Date
         ---------                                     -----                                       ----
/s/ WILLIAM D. EBERLE                         Chairman of the Board                            July 14, 1997
-------------------------------------
         William D. Eberle


/s/ DENNIS POPE                               Director; President; Chief Executive             July 14, 1997
-------------------------------------         Officer (Principal Executive Officer)
         Dennis Pope



/s/ CHARLES B. MOSS, JR.                      Director                                         July 14, 1997
-------------------------------------
         Charles B. Moss, Jr.



/s/ THOMAS R. DIBENEDETTO                     Director                                         July 14, 1997
-------------------------------------
         Thomas R. DiBenedetto



/s/ KURT C. HALL                              Director                                         July 14, 1997
-------------------------------------
         Kurt C. Hall



/s/ WILLIAM C. SOADY                          Director                                         July 14, 1997
-------------------------------------
         William C. Soady



/s/ GREGORY W. BETZ                           Vice President and Director of Finance           July 14, 1997
-------------------------------------         (Principal Accounting Officer)
         Gregory W. Betz