Form 10-K/A
period 1997-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1997-07-29
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K/A
                                   -----------

                                 AMENDMENT NO. 1
                                       to
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

                                                    NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                  ON WHICH REGISTERED
        Common Stock, $.001 par value                       None


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. YES [X]   NO [ ]

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information with respect to the directors and executive officers of the Company:

                                                                       DIRECTOR
NAME                    AGE                TITLE                        SINCE
----                    ---                -----                       --------

William D. Eberle       73   Chairman of the Board of Directors          1988
William C. Soady        53   Director                                    1994
Charles B. Moss, Jr.    52   Director                                    1993
Thomas R. DiBenedetto   48   Director                                    1993
Kurt C. Hall            38   Director                                    1994
Dennis Pope             52   President, Chief  Executive                 1997
                               Officer and Director
W. Tucker Lemon         35   Senior Vice President, General               --
                               Counsel and Secretary
Gregory W. Betz         48   Vice President and Director of
                               Finance
Michael B. Ellis        46   Vice President-Engineering and               --
                               Product Development
Russell H. Chesley      40   Vice President-Worldwide Sales               --
Rui C. Guimarais        37   Vice President-Film & Theatre                --
                               Operations

      The Board of Directors of the Company has an Audit Committee, a Nominating Committee and a Compensation Committee. The members of the Audit Committee currently are Mr. Eberle, Mr. Moss, Mr. DiBenedetto and Mr. Hall. The duties of the Audit Committee are to review and act or report to the Board of Directors with respect to various audit and accounting matters, including the annual audits of the Company (and their scope), the annual selection of the independent auditors of the Company, the nature of the services to be performed by and the fees to be paid to the independent auditors of the Company, and making "fairness" determinations concerning transactions between the Company and its directors and officers. The members of the Audit Committee do not receive any meeting fees.

      The Nominating Committee currently is composed of Mr. Eberle and Mr. Pope. The Nominating Committee makes recommendations to the full Board of Directors concerning nominees for election as directors of the Company. The members of the Nominating Committee do not receive any meeting fees.

      The Compensation Committee currently consists of Mr. Eberle, Mr. Moss, Mr. DiBenedetto and Mr. Hall. The Compensation Committee administers the Company's stock option plans and establishes the compensation of the Company's executive officers. The members of the Compensation Committee do not receive any meeting fees.

      William D. Eberle was elected Chairman of the Board of Directors of the Company in May 1993. Mr. Eberle has been a private investor in various companies for more than five years and is Of Counsel to Kaye, Scholer, Fierman, Hays & Handler. He currently is also the Chairman of Manchester Associates, Ltd., American Service Group and Barry's Jewelers, Inc. and is Deputy Chairman of Mid-States Plc. He is a director of Ampco Pittsburgh Corp., Mitchell Energy & Development Corp., Horace Small Apparel Company Plc., FAC Realty Trust, Inc. and Sirrom Capital Corporation. Mr. Eberle served as the U.S. Trade Representative for President Nixon and President Ford. In addition, he served as the President's Special Representative for Trade Negotiations from 1971 through 1975, and as the executive director of the Cabinet Council on International Economics from 1974 to 1975. Other positions previously held by Mr. Eberle include Chairman of the Board, President and Chief Executive Officer of American Standard, Inc. and officer and director of Boise Cascade Corp.

      William C. Soady has been the President of Distribution for PolyGram Filmed Entertainment Distribution, Inc. since March 1997. Previously, Mr. Soady served as the President and Chief Executive Officer of the Company since March 1994, and was elected as a director of the Company in April 1994. He is also currently a director of Jalate, Inc. Prior to joining the Company, Mr. Soady served as Executive Vice President of Distribution at Tri Star Pictures, Inc. from September 1988 to July 1992, at which time he was promoted to President of Domestic Distribution of Tri-Star Pictures, Inc., the position he held immediately prior to joining the Company. Mr. Soady has been involved in motion picture distribution in various capacities for over 20 years, including serving as President of Universal Pictures Distribution.

      Charles B. Moss, Jr. has been the President and Chief Executive Officer of The B.S. Moss Enterprises, Inc. since 1979. Mr. Moss is also a director of Robins Cinemas, Ltd., a United Kingdom corporation.

      Thomas R. DiBenedetto has served as the President of Junction Investors, Ltd. since 1991 and as the President of Boston International Group since 1983. He is also currently a director of National Wireless Inc. and of Alexander's, Inc.

      Kurt C. Hall was appointed Chief Operating Officer of United Artists Theatre Circuit, Inc. ("UA") in June 1997, after holding the positions of Executive Vice President and Chief Financial Officer of UA since 1992. Mr. Hall held several positions with United Artists Entertainment Company, the predecessor to UA, since joining that company in 1988, including Director of Finance from 1988 to 1990 and Vice President and Treasurer from 1990 to 1992.

      Dennis Pope was appointed the President and Chief Executive Officer of the Company in March 1997. Mr. Pope had been the Executive Vice President and Chief Financial Officer of the Company since May 1994. From January 1993 until May 1994, Mr. Pope was the Managing Partner - Entertainment Business Group with Kenneth Leventhal & Co. Prior to joining Kenneth Leventhal, Mr. Pope had served as a consultant to that firm on entertainment industry matters in November and December 1992.

      W. Tucker Lemon was appointed Senior Vice President of the Company in March 1997. Previously, Mr. Lemon was the Vice President, General Counsel and Secretary, the position he held since he joined the Company in August 1994. From February 1993 until he joined the Company, Mr. Lemon was of counsel to Corey, Croudace, Dietrich & Dragun and prior thereto, Mr. Lemon was associated with Latham & Watkins.

      Gregory W. Betz joined the Company as Controller in June 1986, was promoted to Vice President-Controller in December 1990, and became the Company's Vice President and Director of Finance in October 1993.

      Michael B. Ellis joined the Company as its Vice President-Engineering and Product Development in July 1994. From February 1993 until he joined the Company, Mr. Ellis was a consultant providing technical support to entertainment and commercial construction industries. Prior thereto, Mr. Ellis was the Corporate Director-Engineering and Project Development of Knott's Berry Farm from May 1989 through February 1993.

      Russell H. Chesley joined the Company as Vice President-Worldwide Sales in August 1995. From March 1994 until he joined the Company, Mr. Chesley was Director of Marketing and Sales at Westrex, an entertainment technology and equipment manufacturer. From November 1992 until February 1994, Mr. Chesley was Sales and Marketing Director and an Executive Producer at Starfax/The Editing Company, a post production facility. Prior thereto, Mr. Chesley was an independent producer and consultant.

      Rui C. Guimarais has held several management positions since joining the Company in February 1993, including Controller, Director-Film Licensing and Distribution and Director-Theatre Operations. In January 1996, Mr. Guimarais was promoted to Vice President-Film Licensing while retaining his responsibilities as Director-Theatre Operations. From 1992 until he joined the Company, Mr. Guimarais was a partner in a joint venture engaged in wholesale distribution.

      The Company has five wholly owned subsidiaries (Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc., Showscan Framingham, Inc. and Showscan Entertainment B.V.). Showscan Attractions, Inc. currently owns 50% of the outstanding capital stock of Cinemania (UK) Limited. Mr. Pope is the sole director and President of Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc. and Showscan Framingham, Inc. Mr. Soady currently is director and President of Showscan Entertainment B.V.; however, the process is under way to replace Mr. Soady with Mr. Pope in each such capacity. Mr. Lemon is the Secretary of these subsidiaries. Mr. Pope, Mr. Moss, Mr. Lemon and Mr. Guimarais are the directors of Cinemania (UK) Limited.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of copies of reports filed with the SEC and submitted to the Company since April 1, 1996 and on written representations by certain directors and executive officers of the Company, the Company believes that, with the exception of the following, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis during the past fiscal year: William C. Soady, Dennis Pope and W. Tucker Lemon each failed to timely file a Statement of Changes in Beneficial Ownership (Form
4) upon receiving additional options from the Company.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 1997, 1996 and 1995 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 1997 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 1997 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executives.")

                          SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION          LONG-TERM COMP-
                                    -------------------------------------   ENSATION AWARD
   NAME AND PRINCIPAL POSITION      YEAR       SALARY ($)       BONUS ($)     OPTIONS (#)
   ---------------------------      ----     --------------     ---------   ---------------

William C. Soady, President         1997     $323,078(1)(2)      $ -0-          50,000
   and Chief Executive Officer ...  1996     $350,000            $ -0-            -0-
                                    1995     $350,000(1)         $50,000          -0-

Dennis Pope, President              1997     $220,000(2)         $ -0-         115,000
  and Chief Executive Officer ....  1996     $213,846            $ -0-            -0-
                                    1995     $152,308            $ -0-         150,000

W. Tucker Lemon, Senior Vice        1997     $127,501            $ -0-          35,000
  President, General Counsel and    1996     $125,000            $ -0-            -0-
  Secretary.......................  1995     $ 79,326            $ -0-          30,000

Michael B. Ellis, Vice              1997     $115,442            $ -0-            -0-
  President-Engineering and         1996     $115,000            $ -0-            -0-
  Product Development.............  1995     $ 78,192            $ -0-          17,500

J. Chuck Allen, Vice                1997     $100,384(1)         $ -0-            -0-
  President-Theatre Operations....  1996     $100,000(1)         $ -0-            -0-
                                    1995     $79,999(1)(3)       $ -0-          17,500

Russell H. Chesley, Vice            1997     $124,458(4)         $ -0-            -0-
  President-Worldwide Sales.......  1996     $ 66,346(4)         $ -0-          17,500

Rui C. Guimarais, Vice              1997     $101,397            $ -0-            -0-
  President-Film and Theatre        1996     $102,278            $ -0-          10,000
  Operations......................  1995     $ 70,000            $ -0-           7,500

-------------------------
(1) In addition to the amounts shown in the table, certain of the Named Executives received an automobile allowance. While each Named Executive may derive personal benefit from this perquisite, the benefit did not exceed the lesser of $50,000 or 10% of such Named Executive's salary and bonus.

(2) Mr. Pope replaced Mr. Soady as President and Chief Executive Officer in March, 1997. Prior to Mr. Pope assuming the office of President and Chief Executive Officer, he served as the Company's Executive Vice President and Chief Financial Officer.

(3) Mr. Allen resigned from all of his positions with the Company and its subsidiaries in May, 1997.

(4) Mr. Chesley's compensation consisted of a base salary of $110,000 plus commissions on certain sales of Showscan equipment and films.

      The following table contains information concerning individual grants of stock options made during the fiscal year ended March 31, 1997 for each of the following Named Executives.

               OPTIONS GRANTED IN FISCAL YEAR ENDED MARCH 31, 1997

                     NUMBER    %OF TOTAL
                      OF         OPTIONS     EXERCISE
                    OPTIONS     GRANTED TO    PRICE OF               GRANT DATE
                    GRANTED    EMPLOYEES IN    OPTION   EXPIRATION  PRESENT VALUE
NAME OF OFFICER       (#)       FISCAL YR.   ($/SHARE)     DATE         $(1)
----------------    -------    ------------  ---------  ----------  -------------

William C. Soady    35,000        17.5%       $6.125      7/18/06     $108,850

William C. Soady    15,000         7.5%       $3.625      1/31/07     $ 27,600

Dennis Pope         35,000        17.5%       $6.125      7/18/06     $108,850

Dennis Pope         80,000        40.0%       $3.625      1/31/07     $147,200

W. Tucker Lemon     20,000        10.0%       $6.125      7/18/06     $ 62,200

W. Tucker Lemon     15,000         7.5%       $3.625      1/31/07     $ 27,600

(1) The Black-Scholes method of calculating the value of the options granted was used and the corresponding values for each grant are shown. The expected volatility used in this model was .361. The assumptions for the expected life of the options granted ranged from 7 to 10 years. The risk-free interest rate assumed ranged from 5% to 6%.

      The following table contains information concerning stock options exercised in the last fiscal year and stock options remaining unexercised on March 31, 1997 with respect to the Named Executives.


         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1997
                        AND FISCAL YEAR-END OPTION VALUE


                                                               NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                  OPTIONS HELD AT              IN-THE-MONEY OPTIONS AT
                                                                  FISCAL YEAR-END                 FISCAL YEAR-END (1)
                                                           ------------------------------    ----------------------------
                      SHARES ACQUIRED          VALUE
       NAME             ON EXERCISE           REALIZED     EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
       ----            --------------         --------     -----------      -------------    -----------    -------------

William C. Soady            -0-                  -0-         187,500         112,500             -0-              -0-

Dennis Pope                 -0-                  -0-          75,000         190,000             -0-              -0-

W. Tucker Lemon             -0-                  -0-          15,000          50,000             -0-              -0-

Michael B. Ellis            -0-                  -0-           8,750           8,750             -0-              -0-

J. Chuck Allen              -0-                  -0-           8,750           8,750             -0-              -0-

Russell H. Chesley          -0-                  -0-           4,375          13,125             -0-              -0-

Rui C. Guimarais            -0-                  -0-           6,250          11,250             -0-              -0-

(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported on the Nasdaq National Market) as of March 31, 1997, the last trading day in the fiscal year ($2.50 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.

      Director Compensation. Members of the Board of Directors who are not officers of the Company receive a fee of $500 for each Board meeting that they attend and are also reimbursed for the travel expenses incurred to attend such meetings.

      Board of Director Interlocks and Insider Participation. The Compensation Committee of the Board of Directors made all compensation determinations during the past fiscal year for the Company's executives. William C. Soady and Dennis Pope were, for parts of the fiscal year ended March 31, 1997, both an officer and a director of the Company though neither was a member of the Compensation Committee.

      Employment Contracts, Termination of Employment and Change-in-Control Arrangements.

      Mr. Soady had entered into an employment agreement, dated March 3, 1994 (the "Employment Agreement"), with the Company, Showscan CityWalk Venture, Showscan CityWalk, Inc., Showscan Attractions Venture and Showscan Attractions, Inc. pursuant to which he agreed to be the President and Chief Executive Officer of the Company, Showscan CityWalk, Inc. and Showscan Attractions, Inc. and the principal executive officer of Showscan CityWalk Venture and Showscan Attractions Venture. This agreement was terminated upon Mr. Soady's resignation on February 28, 1997.

      Mr. Pope has entered into an employment agreement, dated May 3, 1994, and amended on June 15, 1995, pursuant to which he agreed to be Executive Vice President and Chief Financial Officer of the Company. Effective March 1, 1997, Mr. Pope was made President and Chief Executive Officer and his employment agreement was amended so that he will receive an annual salary of $250,000. The agreement is terminable by either Mr. Pope or the Company upon 30 days notice to the other party. However, if the Company terminates the agreement without cause (where "cause" is defined to mean conviction of a felony, commission of fraud or embezzlement, neglect of duties, death, permanent disability or breach of duty of loyalty to the Company), then the Company is obligated to pay Mr. Pope his salary and benefits for up to one year, subject to Mr. Pope's best efforts to mitigate such obligation. In addition, the Company has granted Mr. Pope options to purchase 150,000 shares of the Company's Common Stock at $8.125 per share, 35,000 shares at $6.125 per share and 80,000 shares at $3.625 per share. Such options vest at the rate of 25% per year, commencing on the first anniversary of the agreement by which they were granted.

      Mr. Lemon has entered into an employment agreement, dated August 15, 1994, pursuant to which he agreed to be Vice President, General Counsel and Secretary of the Company. Effective March 1, 1997, Mr. Lemon was made Senior Vice President, General Counsel and Secretary and his employment agreement was amended so that he will receive an annual salary of $150,000. In addition, the Company has granted Mr. Lemon options to purchase 30,000 shares of the Company's Common Stock at $7.75 per share, 20,000 shares at $6.125 per share and 15,000 shares at $3.625 per share. Such options vest at the rate of 25% per year, commencing on the first anniversary of the agreement by which they were granted. If the Company terminates the agreement without cause, then the Company is obligated to pay Mr. Lemon in one lump sum his salary for four months.

      In August, 1996, the Board of Directors entered into agreements with Messrs. Pope and Lemon that would protect each such officer in the case of a change in control of the Company. These agreements are intended to provide certain benefits to the officers upon a "Change of Control" which is defined to mean (a) the acquisition by any person of 20% or more of the Common Stock and Common Stock equivalents of the Company or 20% of the Company's voting power,
(b) a liquidation, merger or consolidation of the Company, or (c) a change in the membership of the Board of Directors over any period of two (2) years or less such that the directors sitting at the beginning of such period or who were nominated by at least two-thirds of the sitting directors cease to be a majority of the Board of Directors. These officers of the Company are entitled to receive certain cash payments and health benefits if they leave the Company, either one year before or within two years after a Change in Control, for "Good Reason," "Disability," death or retirement or if they were terminated without "Cause" (in each case as the foregoing terms will be defined in the agreements). These officers also have an additional period after a Change in Control in which they can voluntarily leave the Company and receive the benefits. The cash benefits provided for Mr. Pope will equal 200% of his annual salary on the date of termination. Mr. Lemon will receive 150% of the greater of his average salary and bonuses over the period of three (3) fiscal years preceding the Change in Control or the period of three (3) final years preceding his termination. In addition, each such officer's unvested options shall become vested upon a Change in Control. All such benefits shall be in lieu of any benefits provided under any such officer's employment agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of each class of the Company's voting securities as of July 20, 1997 by (i) each of the Company's directors and Named Executives who beneficially own Common Stock or Series C Preferred Stock, (ii) by all directors and officers as a group, and (iii) based on reports filed by each person with the Securities and Exchange Commission, by the known beneficial holders of more than 5% of any class of outstanding shares of the Company's voting securities.

                                                                             SERIES C
                                         COMMON STOCK(2)                 PREFERRED STOCK
                                     ----------------------         ---------------------------
                                     NUMBER      PERCENTAGE         NUMBER          PERCENTAGE
  NAME AND ADDRESS                     OF            OF               OF                 OF
OF BENEFICIAL OWNER(1)               SHARES     OUTSTANDING         SHARES          OUTSTANDING
----------------------               ------     -----------         ------          -----------

William D. Eberle                   55,127(3)        *                 --                 --

Charles B. Moss, Jr.               994,362(4)      15.0%            12,000              24.5%
  c/o B.S. Moss Enterprises
  225 North Hill Street,
  Aspen, CO  81611

Thomas R. DiBenedetto            1,014,362(5)      15.3%            12,000(6)           24.5%
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA  02109

DiBenedetto Showscan Limited       706,672(7)      10.7%            12,000              24.5%
 Partnership
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA  02109

United Artists Theatre             796,032         12.0%            25,000              51.0%
 Circuit, Inc.
  9110 East Nichol Avenue
  Suite 200
  Englewood, CO  80112

Kurt C. Hall(8)                       --             --                --                 --
  c/o United Artists Theatre
        Circuit, Inc.
  9110 East Nichols Avenue
  Suite 200
  Englewood, CO  80112

Neuberger & Berman                 333,500(9)       5.0%               --                 --
605 Third Avenue
New York, NY  10158

William C. Soady(10)               198,250          3.0%               --                 --
Dennis Pope(11)                    122,250          1.8%               --                 --
W. Tucker Lemon(12)                 39,500           *                 --                 --
Michael B. Ellis(13)                13,125           *                 --                 --
J. Chuck Allen(14)                    --             --                --                 --
Russell H. Chesley(15)               4,375           *                 --                 --
Rui C. Guimarais(16)                 8,750           *                 --                 --

All Officers and Directors       2,450,101         37.0%            24,000               100%
  as a Group(14 persons)(17)

----------
*  Less than 1%.

(1) Except as otherwise noted, the address of each beneficial owner listed in this table is c/o Showscan Entertainment Inc., 3939 Landmark Street, Culver City, California 90232.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them.
(3) Consists of 55,127 shares subject to currently exercisable stock purchase warrants.
(4) Consists of (i) 468,577 shares underlying currently exercisable stock purchase warrants, 49,001 of which are held by Charles B. Moss, III, Mr. Moss' son, and 49,001 of which are held by Robin H. Moss, Mr. Moss' ex-wife, as custodian for Elizabeth H. Moss, Mr. Moss' daughter, (ii) 238,095 shares of Common Stock issuable upon conversion of Mr. Moss' Series C Preferred Stock, (iii) 155,000 shares of Common Stock held by the Charles B. Moss, Jr. Family Trust, (iv) 6,200 shares of Common Stock held by M.F.P., LLC, a limited liability company whose members are Mr. Moss' children, (v) 21,900 shares of Common Stock held by Robin H. Moss, and
      (vi) 104,590 shares of Common Stock owned by Mr. Moss. Robin H. Moss is the sole trustee of the Charles B. Moss, Jr. Family Trust. Mr. Moss disclaims beneficial ownership of the shares held by the Charles B. Moss, Jr. Family Trust, M.F.P., LLC and Robin H. Moss and the warrants held by Charles B. Moss, III and by Robin H. Moss as custodian for Elizabeth H. Moss.
(5) Includes (i) 238,095 shares of Common Stock issuable upon conversion of the Series C Preferred Stock held by DiBenedetto Showscan Limited Partnership, a Delaware limited partnership, (ii) 35,000 shares of Common Stock owned by the DiBenedetto 1993 Family Trust, (iii) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, (iv) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto,
      (v) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, (vi) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto, (vii) 468,577 shares of Common Stock underlying currently exercisable stock purchase warrants held by DiBenedetto Showscan Limited Partnership, and (viii) 132,690 shares of Common Stock owned by Mr. DiBenedetto. Mr. DiBenedetto has sole voting and dispositive power over the securities beneficially owned by DiBenedetto Showscan Limited Partnership. Linda M. DiBenedetto, Mr. DiBenedetto's wife, is co-trustee of the DiBenedetto 1993 Family Trust. Mr. DiBenedetto disclaims beneficial ownership of the shares of Common Stock held by the DiBenedetto 1993 Family Trust, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, and the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto.
(6) Consists of 12,000 shares of the Company's Series C Preferred Stock owned by DiBenedetto Showscan Limited Partnership. Mr. DiBenedetto has sole voting and dispositive power over these securities.
(7) Consists of 468,577 shares subject to currently exercisable stock purchase warrants and 238,095 shares of Common Stock issuable upon conversion of Series C Preferred Stock.
(8) Kurt C. Hall is an executive officer of United Artists Theatre Circuit, Inc. which owns 25,000 shares of Series C Preferred Stock and 552,000 stock purchase warrants. Mr. Hall does not have voting or investment power with respect to those securities.
(9) Neuberger & Berman disclaims beneficial ownership of 67,100 shares owned by certain of its individual partner(s) in their own personal accounts. Such shares were purchased with personal funds and each such partner has sole voting and dispositive power over the shares in his/her account.
(10) Includes 196,250 shares of currently exercisable stock options and options exercisable within 60 days.
(11) Includes 121,250 shares of currently exercisable stock options and options exercisable within 60 days.
(12) Includes 37,500 shares of currently exercisable stock options and options exercisable within 60 days.
(13) Includes 13,125 shares of currently exercisable stock options and options exercisable within 60 days.
(14) J. Chuck Allen resigned from all positions with the Company in May, 1997. All options held by Mr. Allen were canceled 30 days after his resignation.
(15) Includes 4,375 shares of currently exercisable stock options and options exercisable within 60 days.

(16) Includes 8,750 shares of currently exercisable stock options and options exercisable within 60 days.
(17) Includes 1,373,531 shares subject to stock options and stock purchase warrants currently exercisable or exercisable within 60 days.

      The Company, United Artists Theatre Circuit, Inc. ("UA"), Charles B. Moss, Jr. ("Moss"), Thomas R. DiBenedetto and DiBenedetto Showscan Limited Partnership, a Delaware partnership (collectively, the "DiBenedetto Entities") are party to that certain Voting Agreement, dated as of August 19, 1994, pursuant to which UA, Moss and the DiBenedetto Entities have agreed to vote the securities held by them in favor of each other's designees for the Board of Directors.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


MOSS/DIBENEDETTO VENTURES. On September 27, 1993, the Company entered into that certain Purchase Agreement (the "Purchase Agreement") with Mr. Charles B. Moss, Jr., a director of the Company ("Moss"), Mr. Thomas R. DiBenedetto, a director of the Company ("DiBenedetto"), and DiBenedetto Showscan Limited Partnership, a Delaware limited partnership affiliated with, and controlled by, DiBenedetto ("DiBenedetto LP"), pursuant to which, among other things, Moss, DiBenedetto and DiBenedetto LP collectively acquired the warrants to purchase an aggregate of 850,000 shares of Common Stock, 150,000 shares of Series A Preferred Stock, and 24,000 shares of Series B Preferred Stock. So long as Moss and DiBenedetto collectively own shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate 5% or more of the then outstanding Common Stock, the terms of the Purchase Agreement require that the Company continue to nominate Moss and DiBenedetto or their designees to the Board of Directors. Additionally, affiliates of Moss and DiBenedetto have entered into two transactions for the purpose of owning, operating, developing and financing Showscan motion simulation attractions. The first transaction, a venture called the "Showscan CityWalk Venture," was formed for the purpose of operating one of the Company's motion simulation attractions at Universal CityWalk in Universal City, California which opened in November 1993. The parties to that venture are Showscan CityWalk, Inc., a wholly-owned California subsidiary of the Company and the managing partner of Showscan CityWalk Venture, Moss Family LA Corp., a California corporation controlled by Moss, and DiBenedetto CityWalk Limited Partnership, a Delaware limited partnership controlled by DiBenedetto. Initially, the Moss and DiBenedetto affiliates together owned a 1% investment and had a right to acquire a collective 50% investment in the venture for a price based on the cash flow of the motion simulation attraction. The Moss and DiBenedetto affiliates exercised the right to acquire the 50% investment in January 1994. Upon the exercise of the option, the Moss and DiBenedetto affiliates each paid the Company $10,000. The balance of the purchase price ($247,772) was paid in March, 1996. See "Item 1. Business--Motion Simulation Attractions--Owned and Operated Theatres--Moss/DiBenedetto Ventures."

      The second venture, organized under the name "Showscan Attractions Venture," was formed for the purpose of acting as the exclusive vehicle to develop, own, manage and operate additional Showscan motion simulation attractions throughout the world. The scope of the Showscan Attractions Venture was subsequently narrowed in September 1994 to accommodate the venture with United Artists Theatre Circuit, Inc. ("UA") discussed below. The parties to this venture are Showscan Attractions, Inc., a wholly-owned California subsidiary of the Company and the managing partner of Showscan Attractions Venture, Moss Family O&O Corp., a California corporation controlled by Moss (the "Moss Partner), and DiBenedetto O&O Limited Partnership, a Delaware limited partnership controlled by DiBenedetto (the "DiBenedetto Partner"). Showscan Attractions, Inc., currently owns a 50% interest in the Attractions Venture, the Moss Partner currently owns a 25% interest in the venture, and the DiBenedetto Partner owns the remaining 25% interest.

      The Showscan Attractions Venture agreement contemplates that the parties thereto will jointly develop, own and operate Showscan motion simulator attractions through the venture or through other corporations, partnerships or entities formed by them. In accordance with the foregoing, the parties to the Showscan Attractions Venture have formed Cinemania (UK) Limited for the purpose of developing, owning and operating a Showscan motion simulator attraction in London which opened in late September 1994 (the "London Theatre"). Showscan Attractions, Inc. owns 50% of the outstanding capital stock of Cinemania (UK) Limited, the Moss Partner owns 25% of the capital stock, and the DiBenedetto Partner owns 25%. To date, funding for the Attractions Venture has been provided by Showscan Attractions, Inc. $2,249,805; Moss Partner $493,908; and DiBenedetto Partner $493,908. The rights contributed to the Showscan Attractions Venture included the rights to two motion simulation attraction leases and the rights to a trademark to be used in connection with one motion simulation attraction. The services contributed, and to be contributed in the future, consist of development services related to the London motion simulation attraction, including coordinating the design and construction of the facility and the opening and subsequent on-going management of the facility. The London Theatre is managed by Showscan Attractions, Inc., as the managing partner of the Showscan Attractions Venture, through a management agreement with Robins Cinemas, Ltd. ("Robins"). Moss is a 5% shareholder and a director of Robins. See "Item 1. Business--Motion Simulation Attractions--Owned and Operated Theatres--Moss/DiBenedetto Ventures."

      In August 1995, Showscan Attractions Venture and Maloney Development Partnership Ltd. ("Maloney"), an unaffiliated Texas limited partnership, formed a Texas limited liability company called Showscan Maloney, LLC to own and operate a Showscan motion simulation attraction in the San Antonio Riverwalk District, in San Antonio, Texas. Showscan Attractions Venture and Maloney own equal interests in Showscan Maloney, LLC; therefore, the Company's share in the cash flow from the motion simulation attraction shall be 25% plus the annual film rentals, royalties and management fees that Showscan Maloney, LLC is separately required to pay to the Company. Day-to-day management of the motion simulation attraction is handled by the Company as the sole manager of Showscan Maloney, LLC. The partners of Showscan Maloney, LLC have agreed to close the attraction and liquidate its assets. See "Item 1. Business--Motion Simulation Attractions--Owned and Operated Theatres--The Maloney Venture."

      Pursuant to a Proprietary Property Acquisition and Management Agreement dated as of September 27, 1993, between the Company and Showscan Attractions Venture, the Company granted to the Showscan Attractions Venture rights to utilize proprietary property and rights of the Company in connection with the development and operation of Showscan motion simulation attractions. Under that agreement, the Company has been retained to manage the motion simulation attractions developed and operated by the venture. The venture has also retained Moss Entertainment Corp., a corporation controlled by Moss, and DiBenedetto Corp., an affiliate of DiBenedetto, to provide certain services in connection with the acquisition of properties for Showscan motion simulation attractions and the potential disposition of those attractions. Moss Entertainment Corp. and DiBenedetto Corp. are to receive fees for providing acquisition and disposition services upon the sale or other disposition of certain of the initial theatres developed by the venture.

THE UNITED ARTISTS VENTURE. On August 19, 1994, the Company entered into that certain Purchase Agreement (the "UA Purchase Agreement") with UA, pursuant to which, among other things, UA purchased 25,000 shares of the Company's Series C Convertible Preferred Stock and Warrants representing the right to purchase an aggregate of 552,000 shares of Common Stock. So long as UA owns shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate at least 500,000 shares of Common Stock, the terms of the UA Purchase Agreement require that the Company continue to nominate a designee of UA to the Board of Directors. Kurt C. Hall, a director of the Company and an executive officer of UA, is the designee of UA. In connection with the transactions effected by the UA Purchase Agreement, the Company and UA agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The Company is managing partner of the UA Venture while UA is the administrative partner. Pursuant to a Theater Rights Agreement, dated as of August 19, 1994, as amended (the "Theater Rights Agreement"), whenever UA or the UA Venture builds a Showscan motion simulation attraction theatre, such entity will have the exclusive rights to exhibit Showscan motion simulation attraction films within a pre-agreed area surrounding such location. Also, pursuant to the Theater Rights Agreement, UA will develop and coordinate the construction of new and/or the conversion of existing theatres to Showscan motion simulation attractions and will manage each theatre pursuant to pre-negotiated terms. The Company, in turn, has agreed to pre-negotiated terms for the sale of Showscan equipment, installation, servicing and the licensing of Showscan motion simulation films. The Company will also make available to both the UA Venture and UA its library of specialty films which utilize the patented Showscan process, to the extent that either the UA Venture or UA builds or converts existing theatres into specialty theatres for the exhibition of specialty films. See "Item 1. Business--Motion Simulation Attractions--Owned and Operated Theatres--The United Artists Venture."

      The Theater Rights Agreement contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The Theater Rights Agreement provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later that December 31, 1995. UA was unable to meet this commitment and therefore UA now has an obligation to pay to the Company $722,000 together with interest thereon at the rate of 7.5% per annum (the "Obligation") from January 1, 1996 until paid in full. The outstanding balance of the Obligation and all accrued and unpaid interest thereon became due and payable on December 31, 1996 (the "Maturity Date"). To date, UA has offered to the UA Venture eight sites at new or existing UA movie theatre multiplexes. The UA Venture declined seven of these sites because they did not meet the criteria of the UA Venture. On July 1, 1997, the UA Venture exercised its right to accept the offer by UA of the Showscan Attraction site in Austin, Texas, which became the first site under the UA Venture. This site was completed by UA and was open prior to the UA Venture acceptance. The amount owed by UA was reduced by $390,000 with the acceptance of this site. The balance is due August 1, 1997. See "Note 6. Owned and Operated Theatres" in the Notes to Consolidated Financial Statements. In connection with the foregoing, the Theater Rights Agreement has been amended by the Company and UA to eliminate certain installation requirements in Malaysia and to add those requirements to the overall UA obligations. In connection with the amendment,
(a) UA relinquished its exclusivity rights to Malaysia and eliminated its rights of first refusal in the Asia Territory (as defined in the Theater Rights Agreement), (b) the Company agreed to make certain payments to UA each time the Company sells a simulation theatre to a third party in Malaysia or the Asia Territory, and (c) the Company agreed to certain reduced pricing for a certain number of its 15/70 format theatre systems.

      In connection with the formation of the UA Venture and the modification to the Showscan Attractions Venture that it necessitated, the Company entered into a royalty agreement with Moss and DiBenedetto Partner which provides that each time that the UA Venture opens a Showscan motion simulation attraction theatre in one of the areas granted to UA, each of Moss and DiBenedetto Partner will receive a one-time cash fee and thereafter will receive an annual royalty based on the net cash flow (as defined) received by the Company from the operations of such UA Venture theatre.

                                   SIGNATURES


      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 1997

                                    SHOWSCAN ENTERTAINMENT INC.



                                    By /s/ W. TUCKER LEMON
                                       ----------------------------------------
                                       W. Tucker Lemon
                                       Senior Vice President, General Counsel
                                       and Secretary