Form 10-K/A
period 1997-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1997-08-14
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                               ------------------

                                 AMENDMENT NO. 2
                                       to
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                    ON WHICH REGISTERED
     -------------------                                   ---------------------
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


                                                                                       SERIES C
                                                  COMMON STOCK(2)                   PREFERRED STOCK
                                          -------------------------------     ---------------------------
                                             NUMBER           PERCENTAGE       NUMBER         PERCENTAGE
NAME AND ADDRESS                               OF                  OF            OF               OF
OF BENEFICIAL OWNER(1)                       SHARES           OUTSTANDING      SHARES         OUTSTANDING
                                          -----------         -----------     --------        -----------
William D. Eberle                            55,127(3)              *           --                 --

Charles B. Moss, Jr                         994,362(4)            15.7%       12,000              24.5%
  c/o B.S. Moss Enterprises
  225 North Hill Street,
  Aspen, CO 81611

Thomas R. DiBenedetto                     1,014,362(5)            16.0%       12,000(6)           24.5%
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA 02109

DiBenedetto Showscan Limited                706,672(7)            11.1%       12,000              24.5%
 Partnership
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA 02109

United Artists Theatre Circuit, Inc.        946,032(8)            14.4%       25,000              51.0%
  9110 East Nichol Avenue
  Suite 200
  Englewood, CO 80112

Kurt C. Hall(9)                                --                  --           --                 --
  c/o United Artists Theatre
        Circuit, Inc.
  9110 East Nichols Avenue
  Suite 200
  Englewood, CO 80112

Neuberger & Berman                          320,800(10)            5.7%         --                 --
  605 Third Avenue
  New York, NY 10158

William C. Soady(11)                        198,250                3.4%         --                 --
Dennis Pope(12)                             122,250                2.1%         --                 --
W. Tucker Lemon(13)                          39,500                 *           --                 --
Michael B. Ellis(14)                         13,125                 *           --                 --
J. Chuck Allen(15)                             --                  --           --                 --
Russell H. Chesley(16)                        4,375                 *           --                 --
Rui C. Guimarais(17)                          8,750                 *           --                 --

All Officers and Directors                2,481,351               33.0%       24,000             100%
  as a Group (12 persons) (18)

-------
*  Less than 1%.

 (1) Except as otherwise noted, the address of each beneficial owner listed in this table is c/o Showscan Entertainment Inc., 3939 Landmark Street, Culver City, California 90232.

 (2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them.
 (3) Consists of 55,127 shares subject to currently exercisable stock purchase warrants.
 (4) Consists of (i) 468,577 shares underlying currently exercisable stock purchase warrants, 44,101 of which are held by Charles B. Moss, III, Mr. Moss's son, and 44,101 of which are held by Robin H. Moss, Mr. Moss' ex-wife, as custodian for Elizabeth H. Moss, Mr. Moss' daughter, (ii) 238,095 shares of Common Stock issuable upon conversion of Mr. Moss' Series C Preferred Stock, (iii) 155,000 shares of Common Stock held by the Charles B. Moss, Jr. Family Trust, (iv) 6,200 shares of Common Stock held by M. F. P., LLC, a limited liability company whose members are Mr. Moss' children, (v) 21,900 shares of Common Stock held by Robin H. Moss, and
      (vi) 104,590 shares of Common Stock owned by Mr. Moss. Robin H. Moss is the sole trustee of the Charles B. Moss, Jr. Family Trust. Mr. Moss disclaims beneficial ownership of the shares held by the Charles B. Moss, Jr. Family Trust, M. F. P., LLC and Robin H. Moss and the warrants held by Charles B. Moss, III and by Robin H. Moss as custodian for Elizabeth H Moss.
 (5) Includes (i) 238,095 shares of Common Stock issuable upon conversion of the Series C Preferred Stock held by DiBenedetto Showscan Limited Partnership, a Delaware limited partnership, (ii) 35,000 shares of Common Stock owned by the DiBenedetto 1993 Family Trust, (iii) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, (iv) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto,
      (v) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, (vi) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto, (vii) 468,577 shares of Common Stock underlying currently exercisable stock purchase warrants held by DiBenedetto Showscan Limited Partnership, and (viii) 132,690 shares of Common Stock owned by Mr. DiBenedetto. Mr. DiBenedetto has sole voting and dispositive power over the securities beneficially owned by DiBenedetto Showscan Limited Partnership. Linda M. DiBenedetto, Mr. DiBenedetto's wife, is co-trustee of the DiBenedetto 1993 Family Trust. Mr. DiBenedetto disclaims beneficial ownership of the shares of Common Stock held by the DiBenedetto 1993 Family Trust, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, and the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto.
 (6) Consists of 12,000 shares of the Company's Series C Preferred Stock owned by DiBenedetto Showscan Limited Partnership. Mr. DiBenedetto has sole voting and dispositive power over these securities.
 (7) Consists of 468,577 shares subject to currently exercisable stock purchase warrants and 238,095 shares of Common Stock issuable upon conversion of Series C Preferred Stock.
 (8) Consists of 450,000 shares subject to currently exercisable stock purchase warrants and stock purchase warrants exercisable within 60 days and 496,032 shares of Common Stock issuable upon conversion of Series C Preferred Stock.
 (9) Kurt C. Hall is an executive officer of United Artists Theatre Circuit, Inc. Mr. Hall does not have voting or investment power with respect to the securities held by UATC.
(10) Neuberger & Berman disclaims beneficial ownership of 57,600 shares owned by certain of its individual partner(s) in their own personal accounts. Such shares were purchased with personal funds and each such partner has sole voting and dispositive power over the shares in his/her account.
(11)  Includes 196,250 shares of currently exercisable stock options.
(12)  Includes 121,250 shares of currently exercisable stock options.
(13) Includes 37,500 shares of currently exercisable stock options (10,000 of which are held by Mr. Lemon's wife) and options exercisable within 60 days. Mr. Lemon does not have voting or investment power with respect to the securities held by his wife.

(14) Includes 13,125 shares of currently exercisable stock options and options exercisable within 60 days.
(15) J. Chuck Allen resigned from all positions with the Company in May, 1997. All options held by Mr. Allen were canceled 30 days after his resignation.
(16)  Includes 4,375 shares of currently exercisable stock options.
(17) Includes 8,750 shares of currently exercisable stock options and options exercisable within 60 days.
(18) Includes 1,404,781 shares subject to stock options and stock purchase warrants currently exercisable or exercisable within 60 days and 476,190 shares of Common Stock issuable upon conversion of Series C Preferred Stock.

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

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 1997



                        SHOWSCAN ENTERTAINMENT INC.



                        By  /s/ W. TUCKER LEMON
                           -----------------------------------------------------
                            W. Tucker Lemon
                            Senior Vice President, General Counsel and Secretary