Form 10-Q
period 1997-06-30
SHOWSCAN ENTERTAINMENT INC
filed 1997-08-14
CIK 812882

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                             ----------------------



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from_________ to __________

Commission file number 0-15939


                           SHOWSCAN ENTERTAINMENT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    95-3940004
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

           3939 LANDMARK STREET
         CULVER CITY, CALIFORNIA
   (Address of principal executive offices)                    90232
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

                                    YES [x] NO [ ]


   As of August 11, 1997, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.






              This report contains 17 consecutively numbered pages.


================================================================================

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX


                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1997
and March 31, 1997                                                               3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 1997 and 1996                                              5

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended June 30, 1997 and 1996                                              6

Notes to the Condensed Consolidated Financial Statements                         8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        16

Signatures                                                                      17

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)





                                                             JUNE 30,         MARCH 31,
                                                               1997             1997
                                                            -----------        ------
                                                            (unaudited)        (Note)

           ASSETS
Current assets:
   Cash and cash equivalents                                 $ 2,442          $ 2,562
   Short-term investments                                        996             --
   Accounts receivable (net of allowances)                     2,533            3,600
   Unbilled receivables on uncompleted
    film and equipment contracts                                 869             --
   Equipment sales inventory                                   1,337            1,289
   Prepaid expenses and other current assets                     503            1,072
                                                             -------          -------
Total current assets                                           8,680            8,523


Film library (net of amortization)                             5,884            5,520


Equipment and leasehold improvements, less
 accumulated depreciation and amortization                       791              868

Investment in and advances to O&O theatres (Note 2)            2,045            2,123


Patents and other intellectual properties (net of
 amortization)                                                 1,227            1,336


Other assets                                                   1,038            1,558
                                                             -------          -------


Total assets                                                 $19,665          $19,928
                                                             =======          =======



Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)



                                                     JUNE 30,       MARCH 31,
                                                       1997            1997
                                                     --------        --------
                                                    (unaudited)       (Note)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $    813        $    654
   Customer advances on uncompleted film and
    equipment contracts                                 2,424           1,033
   Accrued expenses and other current
    liabilities                                         2,114           2,308
                                                     --------        --------
Total current liabilities                               5,351           3,995
                                                     --------        --------

8% convertible notes (Note 3)                           5,690           5,690

Stockholders' equity:
   Series C Convertible Preferred Stock,
    $.001 par value; 100,000 shares
    authorized; 49,000 shares issued
    and outstanding                                        --              --
   Common stock, $.001 par value;
    20,000,000 shares authorized;
    5,642,058 and 5,642,058 shares
    issued and outstanding, respectively                    6               6
   Additional paid-in capital                          42,567          42,567
   Accumulated deficit                                (33,949)        (32,330)
                                                     --------        --------
Total stockholders' equity                              8,624          10,243
                                                     --------        --------
Total liabilities and stockholders' equity           $ 19,665        $ 19,928
                                                     ========        ========




Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)


                                                           Three Months Ended
                                                                June 30,
                                                        1997               1996
                                                       -------------------------
                                                              (Unaudited)
Revenues:
   Film licensing and production services              $   939           $   883
   Equipment sales and related services                    300             2,361
                                                       -------           -------
                                                         1,239             3,244


Costs of revenues                                          735             2,145
                                                       -------           -------
Gross Profit                                               504             1,099

Costs and expenses:
   General and administrative expenses                   1,590             1,705
   Depreciation and amortization                           199               264
                                                       -------           -------
                                                         1,789             1,969
                                                       -------           -------
Operating loss                                          (1,285)             (870)


Other income (expense):
   Equity in net operations of owned and
     operated theatres                                    (162)              (38)
   Other income, including interest of
     $17 (1997) and $116 (1996), respectively               18               122
   Interest and other expense                             (190)             (203)
                                                       -------           -------
                                                          (334)             (119)
                                                       -------           -------


Net loss                                               $(1,619)          $  (989)
                                                       =======           =======




Net loss per common share (Note 4)                     $  (.29)          $  (.18)
                                                       =======           =======





See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                1997              1996
                                                              -------           -------
                                                                      (Unaudited)
Cash flows from operating activities:
   Net loss                                                  $(1,619)          $  (989)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                               199               264
     Amortization of film library                                175               133
     Equity in operations of owned and operated
       theatres                                                  162                38
     Accrued interest on debt                                    115               129
     Provision for doubtful accounts                              30                80
     Changes in operating assets and liabilities:
       Accounts receivable                                     1,036            (1,440)
       Equipment sales inventory                                 (48)              (73)
       Unbilled receivables on uncompleted film and
        equipment contracts                                     (869)           (1,149)
       Prepaid expenses and other assets                         569               (52)
       Investment in and advances to O&O theatres                (84)               31
       Accounts payable, accrued expenses and other
        current liabilities                                     (150)           (1,566)
       Customer advances on uncompleted equipment
        contracts                                              1,391            (2,249)
                                                             -------           -------
           Net cash provided by (used in)
             operating activities                            $   907           $(2,345)
                                                             -------           -------


Cash flows from investing activities:
  Redemptions/(Purchases) of short term investments             (996)            1,001
  Purchases of equipment and leasehold
   improvements                                                  (12)              (38)
  Additions to film library                                     (539)           (1,022)
  Other assets                                                   520               258
                                                             -------           -------

           Net cash provided by (used in)
             investing activities                            $(1,027)          $   199
                                                             -------           -------



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)



                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                  1997              1996
                                                                -------------------------
                                                                       (Unaudited)
           Balance forwarded                                    $  (120)          $(2,146)
                                                                -------           -------

Cash flows from financing activities:
   Other                                                           --                 (45)
                                                                -------           -------
   Net cash provided by (used in) financing activities             --                 (45)
                                                                -------           -------

   Net decrease in cash and cash equivalents                       (120)           (2,191)

Cash and cash equivalents, beginning of period                    2,562             5,055
                                                                -------           -------

Cash and cash equivalents, end of period                        $ 2,442           $ 2,864
                                                                =======           =======


Supplemental disclosures of cash flow information:
   Interest paid                                                $     2           $    --
                                                                =======           =======


   Income taxes paid                                            $    --           $    --
                                                                =======           =======







See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:

           The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1998 or for the entire fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Note 2--Owned and Operated theatres:

           The Company retains an ownership interest, ranging from 15% to 50%, in selected Showscan motion simulation theatre attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Universal City, California (November 1993), at the Trocadero Arcade in London (September 1994), Framingham, Massachusetts (May 1995), Osaka, Japan (August 1995), San Antonio, Texas (March 1996), Austin, Texas (July 1997) and in Darling Harbour in Sydney, Australia (July 1997). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in owned and operated theatres under the equity method of accounting. The Company has contracted to sell to non-affiliated third parties the equipment from the Framingham theatres and the San Antonio theatre. The joint venture partners of each respective theatre have agreed to these sales. The Company expects to fully realize the aggregate carrying value of its investment in both joint ventures upon completion of such sales and the subsequent liquidation of the related joint ventures.

Note 3--8% Convertible Notes:

           On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate payable semi-annually and are convertible at the option of the holder into 1,217,391 shares of the Company's $.001 par value common stock (the "Common Stock") at a conversion price of $5.75 per share. Through June 30, 1997, $1,310,000 of notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries (which thereby excludes its O&O Theatres). In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes.

Note 4--Loss per common share:

           Loss per common share for the three months ended June 30, 1997 and June 30, 1996 has been determined by using 5,642,058 and 5,524,297 weighted average shares of Common Stock, respectively. The impact of common stock equivalents and potentially dilutive securities, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings Per Share" (APB No. 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and SFAS No. 128 requires restatement of all prior period EPS data presented after SFAS No. 128's effective date.

           The Company will adopt SFAS No. 128 effective with its March 31, 1998 fiscal year end. Pro forma earnings (loss) per share data calculated in accordance with SFAS No. 128 for the year ended March 31, 1997 and 1996 has not been presented as it would have been the same as the historical amounts reported.

Note 5--Subsequent Event:

           On August 4, 1997, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Iwerks Entertainment, Inc. ("Iwerks") and IWK-1 Merger Corporation ("Merger Sub") pursuant to which Merger Sub will be merged (the "Merger") with and into the Company. As a result of the Merger, (a) each share of Common Stock which is outstanding immediately prior to the Merger shall be converted into .85 shares of Iwerks' common stock, $.001 par value ("Iwerks Common Stock"), and (b) each share of Series C Convertible Preferred Stock will be converted into the right to receive shares of Iwerks Common Stock in an amount equal to the number of shares of Common Stock into which such share of Series C Convertible Preferred Stock is convertible immediately prior to the Merger multiplied by .85. As a result of the Merger, the Company will become a wholly-owned subsidiary of Iwerks and the shares of Common Stock will cease to be publicly traded. Consummation of the Merger is subject to certain conditions, including certain approvals by the stockholders of both the Company and Iwerks. The Company anticipates holding a stockholder meeting to vote on the Merger in the fourth calendar quarter of 1997. The Merger and other conditions to the effectiveness thereof are more fully described in the Company's Current Report on Form 8-K dated August 4, 1997 on file with the Securities and Exchange Commission. The Company currently anticipates that the Merger will close in the fourth calendar quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

           Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing motion simulation attractions and specialty theatre equipment (including motion bases, projectors, screens, sound systems, synchronization and show control and theatre design packages); (iii) producing films using the Showscan process; and (iv) establishing motion simulation attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

           The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in Showscan Attractions. The Company currently derives most of its revenues from export sales. The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

Comparison of the three months ended June 30, 1997 and 1996:

           Revenues for the three-month period ended June 30, 1997 (the "1998 First Quarter") decreased $2 million or 62% from revenues for the three-month period ended June 30, 1996 (the "1997 First Quarter") due to a substantial decrease in revenues recognized from equipment sales and related services in the 1998 First Quarter.

           Film licensing and production service revenues increased by 6% to $939,000 in the 1998 First Quarter. The increase is due to the increase in the number of Showscan Attractions providing film licensing revenues in the 1998 First Quarter from the 1997 First Quarter.

           Revenues from equipment sales and related services for the 1998 First Quarter decreased 87% to $300,000 from $2.4 million in the 1997 First Quarter. No Showscan Attractions were shipped (nor were any labor hours incurred) in the 1998 First Quarter as compared to the three units shipped in the 1997 First Quarter.

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

           Costs of revenues were 59% of revenues in the 1998 First Quarter as compared to 66% in the 1997 First Quarter. The decrease was principally the result of the recognition of two sales in the 1997 First Quarter, each of which had significantly higher associated costs of revenues. Equipment Cost of Sales to Total Equipment Sales increased to 83% in the 1998 First Quarter from 77% in the 1997 First Quarter. Film Licensing Cost of Sales to total Film Licensing Sales was 52% in the 1998 First Quarter as compared to 37% in the 1997 First Quarter. The increase in Film Licensing Cost of Sales is due to the additional distribution expenses associated with the new simulation films that were in initial release or pre-release during the 1998 First Quarter which did not exist in the 1997 First Quarter. Amortization of the film library for the 1998 First Quarter and the 1997 First Quarter was $175,000 and $133,000, respectively. The increase in film amortization is due to the additional amortization from new films in the 1998 First Quarter that did not exist in the 1997 First Quarter.

           The loss on investment in Owned and Operated Theatres in the 1998 First Quarter is primarily the result of the following factors: (i) operating losses at the Framingham, Trocadero and Universal CityWalk theatres, (ii) offset by the operating profits of the San Antonio Riverwalk and Osaka theatres. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. A formal claim that was filed with the owner of the Trocadero building to recover damages and lost revenues resulting from the renovation of the Trocadero building and the related access problems has been settled, in which the company holding that theatre will be reimbursed for a portion of the lost revenue incurred during the renovation period. The Company has contracted to sell to non-affiliated third parties the equipment from the Framingham theatres and the San Antonio theatre. The joint venture partners of each respective theatre have agreed to these sales. The Company expects to fully realize the aggregate carrying value of its investment in both joint ventures upon completion of such sales and the subsequent liquidation of the related joint ventures. The Company recently invested in two new O&O Theatres: a 50% ownership interest through the Showscan/United Artists Theatres Joint Venture in a theatre in Austin, Texas and a 15% ownership interest through an investment in Reality Cinema Pty Ltd. in a theatre in Darling Harbour in Australia.

           The Company's net loss increased in the 1998 First Quarter to $1,619,000 from $989,000 in the 1997 First Quarter, due to (i) the decrease in equipment sales revenues, and (ii) the decrease in performance of the O&O Theatres. The Company does not believe that these results necessarily represent a recurring trend.

Liquidity and Capital Resources:

           At June 30, 1997, the Company's working capital decreased to $3,329,000 from $4,528,000 at March 31, 1997. The decrease in working capital was primarily due to the expenditures related to the production of one new motion simulation film and the operating loss in the 1998 First Quarter.

           Cash and cash equivalents at June 30, 1997 decreased by $120,000 from March 31, 1997, which was the result of $907,000 provided by operating activities and $1,027,000 used in investing activities.

           Net cash provided by operating activities was primarily due to (i) unbilled receivables on uncompleted equipment contracts increasing by $869,000,
(ii) a 35% decrease in accounts receivable, prepaid expenses and other current assets, (iii) offset by the net loss in the 1998 First Quarter of $1,619,000. The changes to receivables, payables, prepaids and other assets are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors. The specific contract terms of each sale also dictate when invoicing occurs.

           Net cash used in investing activities was primarily due to the $996,000 in net purchases of short-term investments.

           The Company's business strategy includes a significant increase in the installed base of Showscan Attractions, new film productions or the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines and possible investments in O&O Theatres and the reduction of overhead (which was implemented in the prior fiscal year). Following this business strategy, the Company recently invested in two new O&O Theatres: a 50% ownership interest through the Showscan/United Artists Theatre Joint Venture in a theatre in Austin, Texas and a 15% ownership interest through an investment in Reality Cinema Pty Ltd. in a theatre in Darling Harbour in Australia. The Company also recently obtained certain distribution rights through May 1, 2002 to two films produced by another company.

           If the Merger with Iwerks should not occur, the Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing backlog and anticipated future product sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the obtaining of a line of credit from a banking institution, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives and the Company has agreed in the Merger Agreement with Iwerks to not incur additional indebtedness in excess of $1,000,000. If the Merger with Iwerks should not occur and the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to new film productions and investments in O&O Theatres. The Company believes that, given its various business alternatives, its working capital will be sufficient to fund the cost of its operations for the next twelve months. At July 1, 1997, the Company has reserved 4,573,573 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

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

Period to Period Fluctuations

           The Company's operating results may fluctuate from period to period for a number of reasons, including (i) the timing of sales of the Company's motion simulation attractions, (ii) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site,
(iii) the size, type and configuration of the attractions sold, (iv) the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office, and (v) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period. The seasonal fluctuations also cause gyrations in the Company's stock price.

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

New Product Development

           The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since the Company's main competitors, Iwerks Entertainment, Inc. (until the Merger is completed) and Imax Corporation, have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third-parties to improve the Company's existing products and to develop new ones. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially-adverse effect on the Company's business, operations and financial condition.

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

Competition

           The Company faces intense competition in all of its product lines. In the motion simulation business, the Company's main competitor (until the Merger is completed) is Iwerks Entertainment, Inc. though there are an increasing number of smaller competitors. Iwerks has substantially greater financial resources than the Company and as such may be able to both price its existing products and services lower than the Company as well as produce new products. Imax Corporation is a growing competitor of the Company in this segment and has dedicated substantial resources to entering this market.

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

Dependence on Major Customers

           The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer, Imagine Japan, presently operates or is otherwise responsible for fifteen simulation attractions. The second concentration relates to the Company's sales backlog where United Artists Theatre Circuit, Inc. and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. In the fiscal year ended March 31, 1997, the Company earned revenues from Imagine Japan and United Artists Theatre Circuit, Inc. in the amount of $8,522,000. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

           None

(b)  Reports on Form 8-K

           None.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 12th day of August, 1997.


                                   Showscan Entertainment Inc.
                                   ---------------------------
                                   (Registrant)



                                   By /s/ DENNIS POPE
                                      ------------------------------------
                                   Dennis Pope
                                      President  - Chief Executive Officer
                                      (Authorized Officer and Principal
                                      Executive Officer)



                                   By /s/ GREGORY W. BETZ
                                      ------------------------------------
                                      Gregory W. Betz
                                      Vice President - Director of Finance
                                      (Authorized Officer and Principal
                                      Accounting Officer)