Form 10-Q
period 1997-09-30
SHOWSCAN ENTERTAINMENT INC
filed 1997-11-12
CIK 812882

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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

                             YES  [X]  NO  [ ]

        As of November 6, 1997, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.



===============================================================================

              This report contains 21 consecutively numbered pages.

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1997
and March 31, 1997                                               3

Condensed Consolidated Statements of Operations for the Three
Months and Six Months Ended September 30, 1997 and 1996          5

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended September 30, 1997 and 1996                         6

Notes to the Condensed Consolidated Financial Statements         8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        20

Signatures                                                      21

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)

                                                                               SEPTEMBER 30,   MARCH 31,
                                                                                   1997          1997
                                                                               ------------    ---------
                                                                               (unaudited)      (Note)
                      ASSETS
Current assets:
  Cash and cash equivalents                                                       $2,741         $2,562
  Accounts receivable (net of allowances)                                          3,586          3,600
  Unbilled receivables on uncompleted
    film and equipment contracts                                                     978             --
  Equipment sales inventory                                                        1,094          1,289
  Prepaid expenses and other current assets                                          367          1,072
                                                                                 -------        -------
Total current assets                                                               8,766          8,523

Film library (net of amortization)                                                 5,860          5,520

Equipment and leasehold improvements, less
 accumulated depreciation and amortization                                           713            868

Investment in and advances to O&O theatres (Note 2)                                1,872          2,123

Patents and other intellectual properties (net of
 amortization)                                                                     1,118          1,336

Other assets                                                                         607          1,558
                                                                                 -------        -------

Total assets                                                                     $18,936        $19,928
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

                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)

                                                                           SEPTEMBER 30,   MARCH 31,
                                                                               1997          1997
                                                                           ------------    --------
                                                                            (unaudited)    (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $    380       $    654
  Customer advances on uncompleted film and
   equipment contracts                                                        3,518          1,033
  Accrued expenses and other current liabilities                              1,716          2,308
                                                                           --------       --------
Total current liabilities                                                     5,614          3,995
                                                                           --------       --------
8% convertible notes (Note 3)                                                 5,690          5,690

Stockholders' equity:
  Series C Convertible Preferred Stock, $.001 par value; 100,000 shares authorized; 49,000 shares issued and
   outstanding                                                                   --             --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,642,058 shares issued and outstanding                            6              6
  Additional paid-in capital                                                 42,567         42,567
  Accumulated deficit                                                       (34,941)       (32,330)
                                                                           --------       --------
Total stockholders' equity                                                    7,632         10,243
                                                                           --------       --------
Total liabilities and stockholders' equity                                 $ 18,936       $ 19,928
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

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                              1997         1996       1997         1996
                                             ------------------       -----------------
                                                 (Unaudited)             (Unaudited)
Revenues:
  Film licensing and production services    $ 1,192     $ 1,189     $ 2,131     $ 2,072
  Equipment sales and related services        1,280       4,286       1,580       6,647
                                            -------     -------     -------     -------
                                              2,472       5,475       3,711       8,719

Costs of revenues                             1,382       3,687       2,117       5,832
                                            -------     -------     -------     -------
Gross profit                                  1,090       1,788       1,594       2,887

Costs and expenses:
  General and administrative expenses         1,576       1,790       3,166       3,475
  Depreciation and amortization                 190         242         389         484
                                            -------     -------     -------     -------
                                              1,766       2,032       3,555       3,959
                                            -------     -------     -------     -------
Operating loss                                 (676)       (244)     (1,961)     (1,072)


Other income (expense):
  Equity in net operations of owned and
   operated theatres                           (202)       (126)       (364)       (186)
  Other income, including interest of
   $17, $58, $40, and $154,
   respectively                                  23          60          41         162
  Interest and other expenses                  (137)       (114)       (327)       (317)
                                            -------     -------     -------     -------
                                               (316)       (180)       (650)       (341)
                                            -------     -------     -------     -------


Net loss                                    $  (992)    $  (424)    $(2,611)    $(1,413)
                                            =======     =======     =======     =======

Net loss per common share (Note 4)          $  (.18)    $  (.08)    $  (.46)    $  (.25)
                                            =======     =======     =======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1997          1996
                                                           --------------------
                                                                (Unaudited)
 Cash flows from operating activities:
    Net loss                                               $(2,611)    $(1,413)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
      Depreciation and amortization                            389         484
      Amortization of film library                             423         325
      Equity in operations of owned and operated
        theatres                                               364         186
      Accrued interest on debt                                 232         241
      Provision for doubtful accounts                           60          60
      Changes in operating assets and liabilities:
        Accounts receivable                                    (46)     (1,570)
        Equipment sales inventory                              195         (42)
        Unbilled receivables on uncompleted film and
         equipment contracts                                  (978)       (413)
        Prepaid expenses and other assets                      706         (23)
        Investment in and advances to O&O theatres             278         (43)
        Accounts payable, accrued expenses and other
         current liabilities                                (1,097)     (1,243)
        Customer advances on uncompleted equipment
         contracts                                           2,485       1,124
                                                           -------     -------

            Net cash provided by (used in)
              operating activities                         $   400     $(2,327)
                                                           -------     -------

 Cash flows from investing activities:
   Redemptions of short term investments                        --       2,089
   Purchases of equipment and leasehold
    improvements                                               (15)        (42)
   Additions to film library                                  (763)     (1,741)
   Other assets                                                557         292
                                                           -------     -------

            Net cash provided by (used in)
              investing activities                         $  (221)    $   598
                                                           -------     -------

                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1997          1996
                                                           --------------------
                                                               (Unaudited)
Balance forwarded                                          $   179     $(1,729)
                                                           -------     -------

Cash flows from financing activities:
   Other                                                        --         (77)
                                                           -------     -------
       Net cash provided by (used in)
         financing activities                                   --         (77)
                                                           -------     -------

   Net increase/(decrease) in cash and cash equivalents        179      (1,806)

Cash and cash equivalents, beginning of period               2,562       5,055
                                                           -------     -------

Cash and cash equivalents, end of period                   $ 2,741     $ 3,249
                                                           =======     =======


Supplemental disclosures of cash flow information:
   Interest paid                                           $   232     $   246
                                                           =======     =======


   Income taxes paid                                       $    --     $    --
                                                           =======     =======




See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1--Introduction:

           The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the six-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1998 or for the entire fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Note 2--Owned and Operated theatres:

           The Company retains an ownership interest, ranging from 15% to 50%, in selected Showscan motion simulation theatre attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Universal City, California (November 1993), at the Trocadero Arcade in London (September 1994), Osaka, Japan (August 1995), Austin, Texas (July
1997) and in Darling Harbour in Sydney, Australia (July 1997). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in owned and operated theatres under the equity method of accounting. The Company has ceased operations of the theatres at Framingham, Massachusetts (October
1997) and at San Antonio, Texas (September 1997) and has contracted to sell to non-affiliated third parties the equipment from each theatre. The joint venture partners of each respective theatre have agreed to these sales. The Company expects to fully realize the aggregate carrying value of its investment in both joint ventures upon completion of such sales and the subsequent liquidation of the related joint ventures.

Note 3--8% Convertible Notes:

           On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate payable semi-annually and are convertible at the option of the holder into 1,217,391 shares of the Company's $.001 par value common stock (the "Common Stock") at a conversion price of $5.75 per share. Through September 30, 1997, $1,310,000 of notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries (which thereby excludes its O&O Theatres). In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes.

Note 4--Loss per common share:

           Loss per common share for the three months ended September 30, 1997 and September 30, 1996 has been determined by using 5,642,058 and 5,577,447 weighted average shares of Common Stock, respectively. For the six months ended September 30, 1997 and September 30, 1996, the weighted average shares of Common Stock used to determine loss per common share were 5,642,058 and 5,551,616, respectively. The impact of common stock equivalents and potentially dilutive securities, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

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

           The Company will adopt SFAS No. 128 effective with its March 31, 1998 fiscal year end. Pro forma earnings (loss) per share data calculated in accordance with SFAS No. 128 has not been presented as it would have been the same as the historical amounts reported.

Note 5-Merger:

           On August 4, 1997, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Iwerks Entertainment, Inc. ("Iwerks") and IWK-1 Merger Corporation ("Merger Sub") pursuant to which Merger Sub will be merged (the "Merger") with and into the Company. As a result of the Merger, (a) each share of Common Stock which is outstanding immediately prior to the Merger shall be converted into .85 shares of Iwerks' common stock, $.001 par value ("Iwerks Common Stock"), and (b) each share of Series C Convertible Preferred Stock will be converted into the right to receive shares of Iwerks Common Stock in an amount equal to the number of shares of Common Stock into which such share of Series C Convertible Preferred Stock is convertible immediately prior to the Merger multiplied by .85. As a result of the Merger, the Company will become a wholly-owned subsidiary of Iwerks and the shares of Common Stock will cease to be publicly traded. Consummation of the Merger is subject to certain conditions, including certain approvals by the stockholders of both the Company and Iwerks. The Merger and other conditions to the effectiveness thereof are more fully described in the Company's Current Report on Form 8-K dated August 4, 1997 on file with the Securities and Exchange Commission. The

Company currently anticipates holding a stockholder meeting (and that the Merger will close) in the fourth calendar quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

           Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing motion simulation attractions and specialty theatres including the equipment necessary for each (including motion bases, projectors, screens, sound systems, synchronization and show control and theatre design packages); (iii) producing films using the Showscan process; and (iv) establishing motion simulation attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

           The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales. However, the Company plans to increase its domestic sales through its agreement with United Artists Theatre Circuit, Inc. The agreement calls for 24 sites, eight of which are currently installed and the remaining 16 of which are in the Company's backlog. The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

           On August 4, 1997, the Company entered into an agreement with Iwerks Entertainment, Inc. ("Iwerks") pursuant to which a subsidiary of Iwerks will be merged (the "Merger") with and into the Company. As a result of the Merger, each share of Common Stock which is outstanding immediately prior to the Merger shall be converted into .85 shares of Iwerks' common stock, $.001 par value. As a result of the Merger, the Company will become a wholly-owned subsidiary of Iwerks and the shares of Common Stock will cease to be publicly traded. Consummation of the Merger is subject to certain conditions, including certain approvals by the stockholders of both the Company and Iwerks. The Company currently anticipates holding a stockholder meeting (and that the Merger will close) in the fourth calendar quarter of 1997.

Comparison of the six months ended September 30, 1997 and 1996:

           Revenues for the six-month period ended September 30, 1997 (the "Six Month Period") decreased by $5 million or 57% from revenues for the six-month period ended September 30, 1996 due to a substantial decrease in revenues recognized from equipment sales and related services.

           Revenues from equipment sales and related services for the Six Month Period decreased 76% to $1.6 million from $6.7 million in the six-month period ended September 30, 1996. Only two Showscan Attractions were shipped in the Six Month Period as compared to the nine units shipped in the six-month period ended September 30, 1996.

           Film licensing and production service revenues increased by 3% to $2.1 million in the Six Month Period.

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

           The Company presently has nine Showscan Attractions in various stages of manufacturing, delivery and installation.

           Costs of revenues were 57% of revenues in the Six Month Period as compared to 67% in the six-month period ended September 30, 1996. Equipment cost of sales to total equipment sales decreased to 72% in the Six Month Period from 78% in the six-month period ended September 30, 1996. The decrease was principally the result of the recognition of four sales in the six-month period ended September 30, 1996, each of which had higher associated costs of revenues than the sales in the Six Month Period. Film licensing cost of sales to total film licensing sales was 46% in the Six Month Period as compared to 32% in the six-month period ended September 30, 1996. The increase in film licensing cost of sales is due to the additional distribution expenses associated with new simulation films that were in initial release or pre-release during the Six Month Period which did not exist in the six-month period ended September 30, 1996.

           General and Administrative expenses decreased in the Six Month Period, as the Company reduced its overhead in the fourth quarter of fiscal year ended March 31, 1997, offset by the increase in expenses related to the Merger.

           Amortization of the film library for the Six Month Period and the six-month period ended September 30, 1996 was $423,000 and $325,000, respectively. The increase in film amortization is due to the additional amortization from new films in the Six Month Period that did not exist in the six-month period ended September 30, 1996.

           The loss on investment in Owned and Operated Theatres increased to $364,000 in the Six Month Period from $186,000 in the six-month period ended September 30, 1996. The loss for the Six Month Period is primarily the result of the following factors: (i) operating losses at the Framingham, Trocadero, San Antonio Riverwalk and Universal CityWalk theatres, (ii) offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. A formal claim that was filed with the owner of the Trocadero building to recover damages resulting from the renovation of the Trocadero building and the related access problems has been settled, wherein the Showscan subsidiary which owns the theatres will be reimbursed in a future period for a portion of its damages incurred during the renovation period. The Company has ceased operations at the Framingham (October 1997) and San Antonio (September 1997) theatres and has contracted to sell to non-affiliated third parties the equipment from each theatre location. The joint venture partners of each respective theatre have agreed to these sales. The Company expects to fully realize the aggregate carrying value of its investment in both joint ventures upon completion of such sales and the subsequent liquidation of the related joint ventures. The Company recently invested in two new O&O Theatres: a 50% ownership interest through the Showscan/United Artists Theatres Joint Venture in a theatre in Austin, Texas and a 15% ownership interest through an investment in Reality Cinema Pty Ltd. in a theatre in Darling Harbour in Australia.

           The Company's net loss increased in the Six Month Period to $2,611,000 from $1,413,000 in the six-month period ended September 30, 1996, due to (i) the decrease in equipment sales revenues, and (ii) the performance of the O&O Theatres, all offset in part by (iii) a reduction in general and administrative expenses. The Company does not believe that these results necessarily represent a recurring trend.

Comparison of the three months ended September 30, 1997 and 1996:

           Revenues for the three-month period ended September 30, 1997 (the "1998 Second Quarter") decreased $3 million or 55% from revenues for the three-month period ended September 30, 1996 (the "1997 Second Quarter") due to a substantial decrease in revenues recognized from equipment sales and related services in the 1998 Second Quarter.

           Revenues from equipment sales and related services for the 1998 Second Quarter decreased 70% to $1.3 million from $4.3 million in the 1997 Second Quarter. Two Showscan Attractions were shipped in the 1998 Second Quarter as compared to the six units shipped in the 1997 Second Quarter.

           Film licensing and production service revenues remained relatively stable when comparing the 1998 Second Quarter to the 1997 Second Quarter.

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

           The Company presently has nine Showscan Attractions in various stages of manufacturing, delivery and installation.

           Costs of revenues were 56% of revenues in the 1998 Second Quarter as compared to 67% in the 1997 Second Quarter. Equipment cost of sales to total equipment sales decreased to 70% in the 1998 Second Quarter from 78% in the 1997 Second Quarter. The decrease was principally the result of the recognition of two sales in the 1997 Second Quarter, each of which had higher associated costs of revenues than sales in the 1998 Second Quarter. Film licensing cost of sales to total film licensing sales was 41% in the 1998 Second Quarter as compared to 29% in the 1997 Second Quarter. The increase in film licensing cost of sales is due to the additional distribution expenses associated with new simulation films that were in the 1998 Second Quarter which did not exist in the 1997 Second Quarter.

           General and Administrative expenses decreased in the 1998 Second Quarter, as the Company reduced its overhead, offset by the increase in expenses related to the Merger.

           Amortization of the film library for the 1998 Second Quarter and the 1997 Second Quarter was $248,000 and $192,000, respectively. The increase in film amortization is due to the additional amortization from new films in the 1998 Second Quarter that did not exist in the 1997 Second Quarter.

           The loss on investment in Owned and Operated Theatres in the 1998 Second Quarter increased 60% to $202,000 from the 1997 Second Quarter and was primarily the result of the following factors: (i) operating losses at the Framingham, Trocadero, San Antonio Riverwalk and Universal CityWalk theatres,
(ii) offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

           The Company's net loss increased in the 1998 Second Quarter to $992,000 from $424,000 in the 1997 Second Quarter, due to (i) the decrease in equipment sales revenues, and (ii) the performance of the O&O Theatres, all offset in part by (iii) a reduction in general and administrative expenses. The Company does not believe that these results necessarily represent a recurring trend.

Liquidity and Capital Resources:

           At September 30, 1997, the Company's working capital decreased to $3,152,000 from $4,528,000 at March 31, 1997. The decrease in working capital was primarily due to the increase in deferred revenues (net of the associated unbilled receivables) on uncompleted equipment contracts in the Six Month Period.

           Cash and cash equivalents at September 30, 1997 increased by $179,000 from March 31, 1997, which was primarily the result of $400,000 provided by operating activities and $221,000 used in investing activities.

           Net cash provided by operating activities was primarily due to (i) the net increase of $1,507,000 in deferred revenues (net of the associated unbilled receivables) on uncompleted equipment contracts, and (ii) a decrease in accounts payable, accrued expenses and all other cash uses during operating activities. The changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

           Net cash used in investing activities was primarily due to (i) expenditures for the production and acquisition of three motion simulation films, partialy offset by (ii) a decrease in other assets.

           As Showscan derives 60-70% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of Showscan's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity.

           The Company's business strategy includes a significant increase in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the reduction of overhead by 30% (which was implemented during the fourth quarter of fiscal year ended March 31, 1997). Following this business strategy, the Company recently invested in two new O&O Theatres: a 50% ownership interest through the Showscan/United Artists Theatre Joint Venture in a theatre in Austin, Texas and a 15% ownership interest through an investment in Reality Cinema Pty Ltd. in a theatre in Darling Harbour in Australia. The Company also recently obtained certain distribution rights through May 1, 2002 to two films produced by another company.

            If the Merger with Iwerks should not occur, the Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing backlog and anticipated future product sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the obtaining of a line of credit from a banking or another type of institution, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives and the Company has agreed in the Merger Agreement with Iwerks to not incur additional indebtedness in excess of $1,000,000. If the Merger with Iwerks should not occur and if the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to new film productions and investments in O&O Theatres. The Company believes that, given its various business alternatives, its working capital will be sufficient to fund the cost of its operations for the next twelve months. At October 1, 1997, the Company has reserved 4,573,573 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

           Management of the Company has reviewed the provisions of SFAS 130 and 131 and determined that the ultimate adoption of these accounting standards will not have an impact on the Company's financial statements and related disclosures.

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

           The Company's performance depends primarily upon the number of motion simulation attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from recurring film licensing revenues has increased though there can be no assurance that this trend will necessarily continue. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second half of the fiscal year, reflecting the buying patterns of the Company's customers for new motion simulation attractions.

Business Strategy

           Management of the Company has adopted a business strategy that includes substantial investments in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the reduction of overhead. This strategy carries with it a number of risks, including a level of operating expenses that may not be adequately covered by increased sales, film licensing revenues or additional financing may not be available on favorable terms. This strategy will have to be curtailed if adequate funds are not available.

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

International Operations

           A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily, in the Far East, Europe and South America. During fiscal 1995, 1996 and 1997, 69%, 61% and 62% of the Company's revenues, respectively, were derived from sales outside the United States. During fiscal 1997, the Japanese market was the only foreign market with over 10% of the Company's revenues with 17.6%. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of its products. The Company has not engaged in any currency hedging programs.

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

Intense Competition; Unpredictability of Consumer Tastes

           Competition in each of the markets in which the Company competes is intense. The principal direct competition for customers comes from manufacturers of competing movie-based attractions, and in the case of amusement and theme parks, manufacturers of traditional amusement park attractions. In addition to direct competitors, there is also competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. Many of the Company's competitors have better name recognition, and substantially greater financial and other resources than the Company has.

           In the motion simulation business, the Company's main competitor (until the Merger is completed) is Iwerks Entertainment, Inc. Imax Corporation ("Imax") and a number of smaller competitors are growing competitors of the Company in the ride simulation business and have dedicated substantial resources to entering into this market.

           In the large screen, special format motion picture business, the Company's main competitor is Imax though Iwerks is also very significant. The 15 perforation 70 millimeter film format appears to be emerging as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market.

           Additionally, the out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry in response to these developments that are or may be directly competitive with existing products. There is severe competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive. Further, the commercial success of products is ultimately dependent upon audience reaction. Audience reaction will to a large extent be influenced by the audience's perception of how the Company's products compare with other available entertainment options out of the home. There can be no assurance that new developments in out-of-home entertainment will not result in changes in consumer tastes that will make the Company's products less competitive.

Business Disruption

           The Company's corporate headquarters, including its research and development operations, are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

Dependence on Major Customers

           The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer, Imagine Japan, presently operates or is otherwise responsible for fifteen simulation attractions. The second concentration relates to the Company's sales backlog where United Artists Theatre Circuit, Inc. and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. The Company's agreement with United Artists Theatre Circuit, Inc. calls for a build out period extending through August 1999 while that with King's Entertainment Co., Ltd. extends through May 2002. Each site opened under each agreement shall have an initial film license period of at least three years. In the fiscal year ended March 31, 1997, the Company earned revenues from Imagine Japan and United Artists Theatre Circuit, Inc. in the amounts of $3,117,000 and $5,405,000, respectively. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

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

Volatility of Stock Price

           The Company's stock price has been, and could continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods. During the 12 months prior to September 30, 1997, the Company's market price has ranged from a low of $2 1/8 per share to a high of $6 3/4 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new products or changes in product pricing policies by the Company or its competitors and the acquisition or loss of significant customers may affect or be perceived to affect the Company's operations, among other factors, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Environmental Matters and Other Governmental Regulations

           Under various Federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company leases its corporate headquarters and the Company could be held liable for the costs of remedial actions with respect to hazardous substances on such property under the terms of the governing lease and/or governing law. Although the Company has not been notified of, nor is otherwise aware of, any current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with the leased property. In addition, the Company's subcontractors and other third parties, with which it has contractual relations, are similarly subject to such laws. The Company believes it is in compliance with all applicable Federal, state and local environmental laws and regulations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           None.

(b)  Reports on Form 8-K

           Current Report on Form 8-K dated August 4, 1997.

           Item 5. Other Events

           Announcement of the execution of an Agreement and Plan of Reorganization By and Among Iwerks Entertainment Inc., IWK-1 Merger Corporation and Showscan Entertainment Inc., August 4, 1997.


No financial statements were filed with the foregoing Report.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 12th day of November, 1997.



                                  Showscan Entertainment Inc.
                                  ---------------------------
                                         (Registrant)



                                  By \s\ DENNIS POPE
                                     -------------------------
                                     Dennis Pope
                                       President - Chief Executive Officer
                                          (Authorized Officer and Principal
                                              Executive Officer)



                                  By \s\ GREGORY W. BETZ
                                     --------------------------
                                     Gregory W. Betz
                                     Vice President - Director of Finance
                                       (Authorized Officer and Principal
                                          Accounting Officer)