Form 10-Q
period 1997-12-31
SHOWSCAN ENTERTAINMENT INC
filed 1998-02-17
CIK 812882

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                          -----------------------------

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997 or

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

                            YES   [X]     NO   [ ]

  As of February 10, 1998, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.



================================================================================



              This report contains 37 consecutively numbered pages.

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                                 3

Condensed Consolidated Balance Sheets as of December 31, 1997
and March 31, 1997                                                                           3

Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended December 31, 1997 and 1996                                      5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended December 31, 1997 and 1996                                                      6

Notes to the Condensed Consolidated Financial Statements                                     8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      11


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    22

Signatures                                                                                  23

Exhibit Index                                                                               24

 PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)

                                                          DECEMBER 31,         MARCH 31,
                                                              1997               1997
                                                          ------------       ------------
                                                          (unaudited)           (Note)
               ASSETS
Current assets:
  Cash and cash equivalents                               $      2,188       $      2,562
  Accounts receivable (net of allowances)                        3,789              3,600
  Unbilled receivables on uncompleted
   film and equipment contracts                                    695                 --
  Equipment sales inventory                                      1,855              1,289
  Prepaid expenses and other current assets                        294              1,072
                                                          ------------       ------------
Total current assets                                             8,821              8,523

Film library (net of amortization)                               4,709              5,520

Equipment and leasehold improvements, less
 accumulated depreciation and amortization                         633                868

Investment in and advances to O&O Theatres (Note 3)                179              2,123

Patents and other intellectual properties (net of
 amortization)                                                   1,010              1,336

Other assets                                                       686              1,558
                                                          ------------       ------------

Total assets                                              $     16,038       $     19,928
                                                          ============       ============

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)

                                                               DECEMBER 31,          MARCH 31,
                                                                   1997                1997
                                                               ------------        ------------
                                                               (unaudited)            (Note)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $        335        $        654
  Customer advances on uncompleted film and
   equipment contracts                                                2,239               1,033
  Accrued expenses and other current liabilities                      2,406               2,308
  11% note payable (Note 4)                                           1,000                  --
                                                               ------------        ------------
Total current liabilities                                             5,980               3,995
                                                               ------------        ------------
8% convertible notes (Note 5)                                         5,690               5,690

Stockholders' equity:
  Series C Convertible Preferred Stock, $.001 par value;
   100,000 shares authorized; 49,000 shares issued and
   outstanding                                                           --                  --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,642,058 shares issued and outstanding                    6                   6
  Additional paid-in capital                                         42,567              42,567
  Accumulated deficit                                               (38,205)            (32,330)
                                                               ------------        ------------
Total stockholders' equity                                            4,368              10,243
                                                               ------------        ------------
Total liabilities and stockholders' equity                     $     16,038        $     19,928
                                                               ============        ============



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

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                                1997       1996          1997         1996
                                              --------------------     ---------------------
                                                   (Unaudited)              (Unaudited)
Revenues:
  Film licensing and production services       $   791     $   678       $ 2,922     $ 2,750
  Equipment sales and related services           2,634       3,542         4,214      10,189
                                               -------     -------       -------     -------
                                                 3,425       4,220         7,136      12,939

Costs of revenues                                3,889       3,205         6,006       9,038
                                               -------     -------       -------     -------
Gross profit/(loss)                               (464)      1,015         1,130       3,901

Costs and expenses:
  General and administrative expenses            2,339       1,555         5,505       5,050
  Depreciation and amortization                    190         210           579         716
                                               -------     -------       -------     -------
                                                 2,529       1,765         6,084       5,766
                                               -------     -------       -------     -------
Operating loss                                  (2,993)       (750)       (4,954)     (1,865)


Other income (expense):
  Equity in net operations of O&O
    Theatres                                      (104)       (281)         (468)       (445)
  Other income, including interest of
    $21, $24, $61, and $198,
    respectively                                    23          24            64         206
  Interest and other expenses                     (190)       (175)         (517)       (492)
                                               -------     -------       -------     -------
                                                  (271)       (432)         (921)       (731)
                                               -------     -------       -------     -------


Net loss                                       $(3,264)    $(1,182)      $(5,875)    $(2,596)
                                               =======     =======       =======     =======

Basic and diluted net loss per common
  share (Note 6)                               $  (.58)    $  (.21)      $ (1.04)    $  (.47)
                                               =======     =======       =======     =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                             NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                            1997            1996
                                                          ------------------------
                                                                (Unaudited)
Cash flows from operating activities:
   Net loss                                               $ (5,875)       $ (2,596)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                             579             716
     Amortization of film library                              683             458
     Write Down/Provision For Film Library                   1,150              --
      Equity in operations of owned and operated
       theatres                                                468             445
     Accrued interest on debt                                  358             358
     Provision for doubtful accounts                           590             140
     Changes in operating assets and liabilities:
       Accounts receivable                                    (779)           (141)
       Equipment sales inventory                              (566)            484
       Unbilled receivables on uncompleted film and
        equipment contracts                                   (695)             31
       Prepaid expenses and other assets                       778             (88)
       Investment in and advances to O&O Theatres            1,476            (145)
       Accounts payable, accrued expenses and other
        current liabilities                                   (581)         (1,913)
       Customer advances on uncompleted equipment
        contracts                                            1,206            (429)
                                                          --------        --------

   Net cash used in operating activities                  $ (1,208)       $ (2,680)
                                                          --------        --------

Cash flows from investing activities:
  Redemptions of short term investments                         --           3,086
  Purchases of equipment and leasehold
   improvements                                                (16)            (62)
  Additions to film library                                 (1,022)         (2,390)
  Other assets                                                 872            (235)
                                                          --------        --------

    Net cash provided by (used in)
        investing activities                              $   (166)       $    399
                                                          --------        --------



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                               1997            1996
                                                             ----------------------
                                                                   (Unaudited)

   Balance forwarded                                         $(1,374)       $(2,281)
                                                             -------        -------

Cash flows from financing activities:
   11% Short-term note payable                                 1,000             --
   Other                                                          --            (77)
                                                             -------        -------
   Net cash provided by (used in) financing activities         1,000            (77)
                                                             -------        -------

   Net decrease in cash and cash equivalents                    (374)        (2,358)

Cash and cash equivalents, beginning of period                 2,562          5,055
                                                             -------        -------

Cash and cash equivalents, end of period                     $ 2,188        $ 2,697
                                                             =======        =======


Supplemental disclosures of cash flow information:
   Interest paid                                             $   234        $   251
                                                             =======        =======


   Income taxes paid                                         $    --        $    --
                                                             =======        =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1--Introduction:

        The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the nine-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1998 or for the entire fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

Note 2--Merger:

        On August 4, 1997, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Iwerks Entertainment, Inc. ("Iwerks") and IWK-1 Merger Corporation ("Merger Sub"), as amended by that certain Amendment No. 1 to Agreement and Plan of Reorganization dated December 29, 1997 (the "Merger Agreement"), pursuant to which Merger Sub will be merged (the "Merger") with and into the Company. As a result of the Merger, (a) each share of the Company's common stock, $.001 par value (the "Common Stock"), which is outstanding immediately prior to the Merger shall be converted into .62 shares of Iwerks' common stock, $.001 par value ("Iwerks Common Stock"), and (b) each share of Series C Convertible Preferred Stock will be converted into the right to receive shares of Iwerks Common Stock in an amount equal to the number of shares of Common Stock into which such share of Series C Convertible Preferred Stock is convertible immediately prior to the Merger multiplied by .62. The December, 1997 amendment of the Merger Agreement, among other things, reduced the exchange ratio from .85 to .62. As a result of the Merger, the Company will become a wholly-owned subsidiary of Iwerks and the shares of Common Stock will cease to be publicly traded. Consummation of the Merger is subject to certain conditions, including certain approvals by the stockholders of both the Company and Iwerks. The Merger and other conditions to the effectiveness thereof are more fully described in the Company's Current Reports on Form 8-K dated August 4, 1997 and December 29, 1997 on file with the Securities and Exchange Commission. The Company currently anticipates holding a stockholder meeting (and that the Merger will close) in March, 1998. On February 3, 1998, Ridefilm Corporation, a wholly-owned subsidiary of Imax Corporation, filed suit against Iwerks in the United States District Court for the Southern District of New York. This lawsuit, among other things, seeks to enjoin the Merger under various antitrust claims. Ridefilm is seeking a preliminary injunction of the Merger as well. The Company and Iwerks believe that the suit is without merit and are vigorously defending these claims and are opposing the request for preliminary injunction.

Note 3--Owned and Operated theatres:

        The Company retains an ownership interest in selected Showscan motion simulation theatre attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Universal City, California (opened in November 1993), the Trocadero Arcade in London (opened in September 1994), and Osaka, Japan (opened in August 1995) (collectively, the "O&O Theatres"). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in the O&O Theatres under the equity method of accounting. The Company has ceased operation of the theatres in Framingham, Massachusetts (closed in October 1997) and in San Antonio, Texas (closed in September 1997) and has either sold or is negotiating to sell to non-affiliated third parties the equipment from each such theatre. The investment in each such closed theatre is now reflected in equipment sales inventory. The Company expects to fully realize the aggregate carrying value of the equipment retained by the Company upon completion of such sales.

        The Company had accepted on behalf of its joint venture (the "UA Venture") with United Artists Theatre Circuit, Inc. ("UA") the offer of the Showscan Attraction site in Austin, Texas, which acceptance was to be effective July 1, 1997. During the process of finalizing documentation relating to the acquisition of the Austin site, however, UA entered into a merger agreement with two other large theatre chains, and the circumstances surrounding the merger transaction created uncertainty with respect to the Austin site. Accordingly, the UA Venture has terminated its plans to acquire ownership of the Showscan Attraction at the Austin site. In addition, the Company was to acquire a 15% investment in a Showscan Attraction in Darling Harbour, Sydney, Australia. During the process of finalizing documentation relating to such investment, however, disputes arose regarding (i) the valuation of costs associated with the Showscan Attraction, which costs were used to calculate the price of the 15% investment and (ii) the remaining payment obligations owed to the Company by Reality Cinema Pty. Ltd., the co-investor which was to own an 85% interest in the Showscan Attraction. Accordingly, the Company has advised Reality Cinema Pty. Ltd. that the Company will not proceed with its plans to acquire any ownership of a Showscan Attraction at the Sydney site until such disputes are satisfactorily resolved.

Note 4--11% Promissory Note

        On November 1, 1997, the Company completed a placement of a $1,000,000 promissory note through an unaffiliated third party. The note bears interest at a rate of 11 percent per annum. The principal and interest amounts are due and payable in full on November 15, 1998 or, if earlier, the date which is six months after the close of a merger involving the Company. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof.

Note 5--8% Convertible Notes:

        On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes (8% Convertible Notes") through a European financial institution, Banca del Gottardo. The notes have a four-year maturity and an 8% interest rate payable semi-annually and are convertible at the option of the holder into 1,217,391 shares of the Common Stock at a conversion price of $5.75 per share. Through December 31, 1997, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries (which thereby excludes its O&O Theatres). In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes.

Note 6--Loss per common share:

        Loss per common share for the three months ended December 31, 1997 and December 31, 1996 has been determined by using 5,642,058 and 5,631,605 weighted average shares of Common Stock, respectively. For the nine months ended December 31, 1997 and December 31, 1996, the weighted average shares of Common Stock used to determine loss per common share were 5,642,058 and 5,578,597, respectively. The impact of common stock equivalents and potentially dilutive securities, such as the assumed conversion of Series C Convertible Preferred Stock and the assumed conversion of the 8% Convertible Notes due September 1, 1999 has not been included, as such items are anti-dilutive for all periods presented.

        The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

        Showscan Entertainment Inc. (the " Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the rapidly expanding out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library and the proprietary technologies necessary to produce and exhibit Showscan films; (ii) selling and installing Showscan Attractions and specialty theatres including the equipment necessary for each (including motion bases, projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iii) producing films using the Showscan process; and (iv) establishing Showscan Attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

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

        On August 4, 1997, the Company entered into an agreement (the "Merger Agreement") with Iwerks Entertainment, Inc. ("Iwerks") pursuant to which a subsidiary of Iwerks will be merged (the "Merger") with and into the Company. This agreement was amended on December 29, 1997 to reduce the consideration being offered. Under the terms of the amended Merger Agreement, each share of the Company's common stock, $.001 par value (the "Common Stock"), which is outstanding immediately prior to the Merger shall be converted into .62 shares of Iwerks' common stock, $.001 par value. As a result of the Merger, the Company will become a wholly-owned subsidiary of Iwerks and the shares of Common Stock will cease to be publicly traded. Consummation of the Merger is subject to certain conditions, including certain approvals by the stockholders of both the Company and Iwerks. The Company currently anticipates holding a stockholder meeting (and that the Merger will close) in March, 1998. On February 3, 1998, Ridefilm Corporation, a wholly-owned subsidiary of Imax Corporation, filed suit against Iwerks in the United States District Court for the Southern District of New York. This lawsuit, among other things, seeks to enjoin the Merger under various antitrust claims. Ridefilm is seeking a preliminary injunction of the Merger as well. The Company and Iwerks are vigorously defending these claims and are opposing the request for preliminary injunction.

Comparison of the nine months ended December 31, 1997 and 1996:

        Revenues for the nine-month period ended December 31, 1997 (the "Nine Month Period") decreased by $5.8 million or 45% from revenues for the nine-month period ended December 31, 1996 due to a substantial decrease in revenues recognized from equipment sales and related services.

        Revenues from equipment sales and related services for the Nine Month Period decreased 59% to $4.2 million from $10.2 million in the nine-month period ended December 31, 1996. The decrease is due to the decrease in the number of Showscan Attractions shipped during the Nine Month Period as compared to the corresponding prior year nine-month period. Only five Showscan Attractions were shipped (two of which were relocations of existing Showscan Attractions) in the Nine Month Period as compared to the fourteen units shipped in the nine-month period ended December 31, 1996. This decrease can be attributed to the significant slow down in new sales orders since the announcement of the Merger on August 5, 1997. The decrease in revenues was further complicated by the delay in timing of certain projects in the Asian market. The Company believes this delay is primarily due to the economic crisis currently being experienced in Asia and that the adverse impact on revenues will continue in future periods.

        Film licensing and production service revenues increased by 6% to $2.9 million in the Nine Month Period due to the increase in the number of operating Showscan Attractions and the addition of production service revenues from one film that were not present in the year earlier period.

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

        The Company presently has four Showscan Attractions in various stages of manufacturing, delivery and installation, and an additional four Showscan Attractions pending installation.

        Costs of revenues were 84% of revenues in the Nine Month Period as compared to 70% in the nine-month period ended December 31, 1996. Equipment cost of sales to total equipment sales increased to 81% in the Nine Month Period from 77% in the nine-month period ended December 31, 1996. Film licensing cost of sales to total film licensing sales was 88% in the Nine Month Period as compared to 45% in the nine-month period ended December 31, 1996. The increase in film licensing cost of sales is due to the increase in film amortization in the Nine Month Period from the nine-month period ended December 31, 1996.

        Amortization of the film library for the Nine Month Period and the nine-month period ended December 31, 1996 was $1,833,000 and $458,000, respectively. The increase in film amortization is due to a provision of $1,150,000 to adjust the carrying value of two films at their estimated realizable value and the additional amortization from new films in the Nine Month Period that were in the production process in the nine-month period ended December 31, 1996. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

        General and Administrative expenses increased 9% in the Nine Month Period, as the Company incurred expenses related to the Merger and recorded a $500,000 increase in the allowance for doubtful accounts to reflect conditions in the general Asian market, offset by a reduction in the Company's overhead expenses.

        The loss on investment in O&O Theatres increased to $468,000 in the Nine Month Period from $445,000 in the nine-month period ended December 31, 1996. The loss for the Nine Month Period is primarily the result of the following factors:
(i) operating losses at the Framingham, Trocadero, San Antonio Riverwalk and Universal CityWalk theatres, (ii) offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres. A formal claim that was filed with the owner of the Trocadero building to recover damages resulting from the renovation of the Trocadero building and the related access problems has been settled, wherein the Showscan subsidiary which owns the theatres was reimbursed in the Nine Month Period for a portion of its damages incurred during the renovation period. The Company has ceased operations at the Framingham (closed in October 1997) and San Antonio (closed in September 1997) theatres and has either sold or is negotiating to sell to non-affiliated third parties the equipment from each theatre location. The joint venture partners of each respective theatre have agreed to these sales. The Company expects to fully realize the aggregate carrying value of its investment in both joint ventures upon completion of such sales and the subsequent liquidation of the related joint ventures.

        The Company's net loss increased in the Nine Month Period to $5,875,000 from $2,596,000 in the nine-month period ended December 31, 1996, due to (i) the decrease in equipment sales revenues, (ii) the performance of the O&O Theatres,
(iii) the provision of $1,150,000 to adjust the carrying value of certain films to their estimated realizable value, and (iv) the increase in general and administrative expenses caused by expenses related to the proposed Merger and the $500,000 increase in the allowance for doubtful accounts, as discussed above. The Company does not believe that these results necessarily represent a recurring trend.

Comparison of the three months ended December 31, 1997 and 1996:

        Revenues for the three-month period ended December 31, 1997 (the "1998 Third Quarter") decreased $795,000 or 19% from revenues for the three-month period ended December 31, 1996 (the "1997 Third Quarter") due to a decrease in revenues recognized from equipment sales and related services in the 1998 Third Quarter.

        Revenues from equipment sales and related services for the 1998 Third Quarter decreased 26% to $2.6 million from $3.5 million in the 1997 Third Quarter. Three Showscan Attractions were shipped (two of which were relocations of existing Showscan Attractions) in the 1998 Third Quarter as compared to the five units shipped in the 1997 Third Quarter. This decrease can be attributed to the significant slow down in new sales orders since the announcement of the Merger on August 5, 1997. The decrease in revenues was further complicated by the delay in timing of certain projects in the Asian market. The Company believes this delay is primarily due to the economic crisis currently being experienced in Asia and that the adverse impact on revenues will continue into future periods.

        Film licensing and production service revenues increased 17% when comparing the 1998 Third Quarter to the 1997 Third Quarter due to the increase in the number of operating Showscan Attractions and the addition of production service revenues from one film that were not present in the year earlier period.

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

        The Company presently has four Showscan Attractions in various stages of manufacturing, delivery and installation and an additional four Showscan Attractions pending installation.

        Costs of revenues were 114% of revenues in the 1998 Third Quarter as compared to 76% in the 1997 Third Quarter. Equipment cost of sales to total equipment sales increased to 87% in the 1998 Third Quarter from 74% in the 1997 Third Quarter. The increase was principally the result of the recognition of two relocations of existing Showscan Attractions that provided lower profit margins in the 1998 Third Quarter when compared to equipment sales in the 1997 Third Quarter. These relocations, though they lower profit margins on sales, are beneficial to the Company in that they provide continued operations and film rental from the theatres rather than closures. Film licensing cost of sales to total film licensing sales was 202% in the 1998 Third Quarter as compared to 84% in the 1997 Third Quarter. The increase in film licensing cost of sales is due to the increase in film amortization in the 1998 Third Quarter from the 1997 Third Quarter.

        Amortization of the film library for the 1998 Third Quarter and the 1997 Third Quarter was $1,585,000 and $266,000, respectively. The increase in film amortization is due to a provision of $1,150,000 to adjust the carrying value of two films to their estimated realizable value and the additional amortization from new films in the 1998 Third Quarter that were in the production process in the 1997 Third Quarter. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

        General and Administrative expenses increased 51% in the 1998 Third Quarter, as the Company incurred expenses related to the Merger and recorded a $500,000 increase in the allowance for doubtful accounts to reflect conditions in the general Asian market, offset by a reduction in the Company's overhead expenses.

        The loss on investment in O&O Theatres in the 1998 Third Quarter decreased 63% to $104,000 from the 1997 Third Quarter and was primarily the result of the following factors: (i) operating losses at the Trocadero and Universal CityWalk theatres, (ii) offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

        The Company's net loss increased in the 1998 Third Quarter to $3,264,000 from $1,182,000 in the 1997 Third Quarter, due to (i) the decrease in equipment sales revenues, (ii) the performance of the O&O Theatres, (iii) the increase in general and administrative expenses caused by expenses related to the proposed Merger and the $500,000 increase in the allowance for doubtful accounts (as discussed above), and (iv) the increase in film amortization including the provision of $1,150,000 to adjust the carrying value of certain films to their estimated realizable value. The Company does not believe that these results necessarily represent a recurring trend.

Liquidity and Capital Resources:

        At December 31, 1997, the Company's working capital decreased to $2,841,000 from $4,528,000 at March 31, 1997. The decrease in working capital was primarily due to the increase in deferred revenues (net of the associated unbilled receivables) on uncompleted equipment contracts, the addition of films to the film library and the operating loss of the Company offset by the increase in equipment sales inventory (from two of the three closed O&O Theatres which are being held for sale).

        Cash and cash equivalents at December 31, 1997 decreased by $374,000 from March 31, 1997, which was the result of $1,208,000 used in operating activities, $166,000 used in investing activities, and $1,000,000 provided by financing activities.

        Net cash used in operating activities was primarily due to (i) the 30% increase in accounts receivable, unbilled receivables and equipment sales inventory, and (ii) a 49% decrease in accounts payable. The changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

        Net cash used in investing activities was primarily due to (i) expenditures for the production and acquisition of fourteen motion simulation films, partially offset by (ii) a decrease in other assets.

        Net cash provided by financing activities was due to a $1,000,000 ($900,000 net of expenses) promissory note from a private institution on November 1, 1997. The note has a one year maturity and bears interest at 11 percent per annum, with principal and interest due and payable in full on November 15, 1998, or if earlier, the date which is six months after the close of a merger involving the Company. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof.

        As Showscan derives 60-70% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of Showscan's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic crisis has already caused the delay of certain projects and the Company believes that it will have an adverse impact on revenues in future periods.

        The Company's business strategy includes a significant increase in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the reduction of overhead by 30%. The Company has already achieved much of the overhead reduction. The Company recently obtained certain distribution rights through May 1, 2002 to two films produced by another company. On December 10, 1997 the Company announced the acquisition of certain distribution rights to another eleven films produced by another company.

         If the Merger with Iwerks should not occur, the Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing backlog and anticipated future product sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the obtaining of a line of credit from a banking or another type of institution, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives. If the Merger with Iwerks should not occur and if the Company is unable to generate sufficient funds from operations or is unable to raise additional capital through any of the aforementioned alternatives, the Company will need to curtail its business strategy, specifically with regard to new film productions and investments in O&O Theatres, and its overhead expense. The Company believes that, given its various business alternatives, its working capital will be sufficient to fund the cost of its operations for the next twelve months though the $1 million loan due in November 1998 would have to be refinanced. At February 1, 1998, the Company has reserved 4,573,573 shares of Common Stock for issuance on the exercise of stock options, warrants, preferred stock and convertible notes.

        Management of the Company has reviewed the provisions of SFAS 130 and 131 and determined that the ultimate adoption of these accounting standards will not have an impact on the Company's financial statements and related disclosures.

Impact of the Year 2000:

        Some of the Company's older computer software systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This software could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined which systems would need to be replaced or upgraded if the Merger with Iwerks did not occur. The necessary upgrades would cost approximately $25,000.

        If necessary, these upgrades would be completed not later than June 30, 1999, which is prior to any anticipated impact on the operating systems. The Company believes that with conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems.

        The costs of the project and the date on which the Company believes it will complete the conversion are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Period to Period Fluctuations

        The Company's operating results may fluctuate from period to period for a number of reasons, including (i) the timing of sales of the Company's Showscan Attractions, (ii) the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, (iii) the size, type and configuration of the attractions sold, (iv) the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office, and (v) the timing of sales and marketing efforts and related expenditures. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period. The seasonal fluctuations also cause gyrations in the Company's stock price.

        The Company's performance depends primarily upon the number of Showscan Attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from recurring film licensing revenues has increased though there can be no assurance that this trend will necessarily continue. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second half of the fiscal year, reflecting the buying patterns of the Company's customers for new Showscan Attractions.

Business Strategy

        Management of the Company has adopted a business strategy that includes substantial investments in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the reduction of overhead. This strategy carries with it a number of risks, including reaching a level of operating expenses that may not be adequately covered by increased sales, film licensing revenues or by additional financing (due to unfavorable terms). This strategy will have to be curtailed if adequate funds are not available.

New Product Development

        The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since the Company's main competitors, Iwerks (until the Merger is completed) and Imax Corporation ("Imax"), have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third parties to improve the Company's existing products and to develop new ones. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially adverse effect on the Company's business, operations and financial condition.

International Operations

        A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East and Europe. During fiscal 1995, 1996 and 1997, 69%, 61% and 62% of the Company's revenues, respectively, were derived from sales outside the United States. During fiscal 1997, the Japanese market was the only foreign market with over 10% of the Company's revenues, with a share of 17.6%. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas such as is currently occurring in many Asian countries), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to Asia and certain other markets in which it competes. Regions such as Asia have recently experienced economic problems and these problems are expected to continue through 1998. This economic crisis was a contributing factor to the delay in the timing of certain of the Company's projects in the past nine months and will likely have an impact on new sales and film license renewals in future periods. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of its products. The Company has not engaged in any currency hedging programs.

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

Intense Competition; Unpredictability of Consumer Tastes

        Competition in each of the markets in which the Company competes is intense. The principal direct competition for customers comes from manufacturers of competing movie-based attractions, and in the case of amusement and theme parks, manufacturers of traditional amusement park attractions. In addition to direct competitors, there is also competition from systems integrators and some amusement and theme parks developing and constructing their own attractions. Many of the Company's competitors have better name recognition, and substantially greater financial and other resources than the Company.

        In the motion simulation business, the Company's main competitor (until the Merger is completed) is Iwerks. Imax and a number of smaller competitors are growing competitors of the Company in the ride simulation business and have dedicated substantial resources to entering into this market.

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

Dependence on Major Customers

        The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where a single customer, Imagine Japan, presently operates or is otherwise responsible for fifteen Showscan Attractions. The second concentration relates to the Company's sales backlog where United Artists Theatre Circuit, Inc. and King's Entertainment Co., Ltd., individually and collectively, represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. The Company's agreement with United Artists Theatre Circuit, Inc. calls for a build out period extending through August 1999 while that with King's Entertainment Co., Ltd. extends through May 2002. Each site opened under each agreement shall have an initial film license period of at least three years. In the fiscal year ended March 31, 1997, the Company earned revenues from Imagine Japan and United Artists Theatre Circuit, Inc. in the amounts of $3,117,000 and $5,405,000, respectively. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

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

Volatility of Stock Price

        The Company's stock price has been, and could continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods. During the 12 months prior to December 31, 1997, the Company's market price has ranged from a low of $1 per share to a high of $5 3/8 per share. Any future announcements concerning the Company or its competitors, quarterly variations in operating results, introductions of new products or changes in product pricing policies by the Company or its competitors or the acquisition or loss of significant customers that affect or are perceived to affect the Company's operations, could cause the market price of the Common Stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

     The exhibits listed below are filed as part of this Report.

     Exhibit Number                         Description
     --------------                         -----------

        10.37 Credit Agreement, dated as of November 1, 1997, by and between Showscan Entertainment Inc. and Eldee Foundation.

        27.1                Financial Data Schedule

(b)  Reports on Form 8-K

        Current Report on Form 8-K dated December 29, 1997.

        Item 5. Other Events

        Announcement of the execution of Amendment No. 1 to Agreement and Plan of Reorganization By and Among Iwerks Entertainment Inc., IWK-1 Merger Corporation and Showscan Entertainment Inc., December 29, 1997.


No financial statements were filed with the foregoing Report.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 13th day of February, 1998.


                                        Showscan Entertainment Inc.
                                               (Registrant)



                                        By \s\ DENNIS POPE
                                          --------------------------------------
                                           Dennis Pope
                                           President  - Chief Executive Officer
                                           (Authorized Officer and Principal
                                           Executive Officer)



                                        By \s\ GREGORY W. BETZ
                                          --------------------------------------
                                            Gregory W. Betz
                                            Vice President - Director of Finance
                                            (Authorized Officer and Principal
                                            Accounting Officer)

                                  EXHIBIT INDEX



 Exhibit No.                        Description                    Page Number
 -----------                        -----------                    -----------
    10.37              Credit Agreement, dated as of November         25
                       1, 1997, by and between Showscan
                       Entertainment Inc. and Eldee Foundation.

    27.1               Financial Data Schedule                        35