Form 10-K405
period 1998-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1998-07-30
CIK 812882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998.


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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998 was approximately $1,886,879 (based on last NASDAQ-reported sale price of $.375 per share of Common Stock on that date). There were 5,642,058 shares of registrant's common stock outstanding as of June 30, 1998.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

Item                                                                           Page
                                                                               ----
                                     Part I

1.  Business...................................................................  3

2.  Properties................................................................  19

3.  Legal Proceedings.........................................................  19

4.  Submission of Matters to a Vote of Security Holders.......................  19


                                     Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.....  20

6.  Selected Financial Data...................................................  22

7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.....................................  23

8.  Financial Statements and Supplementary Data...............................  33

9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure..................................  33


                                    Part III

10. Directors and Executive Officers of the Registrant........................  34

11. Executive Compensation....................................................  36

12. Security Ownership of Certain Beneficial Owners and Management............  38

13. Certain Relationships and Related Transactions............................  41


                                     Part IV

14. Exhibits, Consolidated Financial Statement Schedules,
      and Reports on Form 8-K.................................................  45

FORWARD-LOOKING STATEMENTS

           In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. Showscan Entertainment Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar 1998 and 1999 and any Current Reports on Form 8-K filed by the Company.

                                     PART I
ITEM 1.  BUSINESS

GENERAL
           Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions to the expanding out-of-home entertainment market. The Company's motion simulation theatre attractions ("Showscan Attractions") combine the exhibition of a short action film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates a "thrill ride" or action entertainment experience (such as riding a run-away train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides.

           As of June 30, 1998, the Company had 60 Showscan Attractions screens operating around the world. The Company had 10 additional Showscan Attractions screens in its delivery and installation backlog, and has contractual commitments for an additional 29 Showscan Attractions screens including 16 screens which United Artists Theatre Circuit, Inc. (UA) has contractually agreed to purchase and install, prior to August 19, 1999. The Company believes that UA is unlikely to order and install all 16 remaining screens by such date and may instead satisfy its obligations to the Company through the order of projection and/or motion simulation equipment. See "Item 1. Business--Motion Simulation Attractions--Owned and Operated Theatres--The United Artists Venture," below. The Company includes in its backlog all sales for which it has a signed agreement or letter of intent, in each case supported by a letter of credit, cash deposits or damage provisions, such as the substantial per screen liquidated damage payments to be made by UA to the Company in the event that it does not install all of the remaining 16 screens or otherwise satisfy its obligations through the order of projection and/or motion simulation equipment by August 1999. The Company has an ownership interest in motion simulation theatres ("O&O Theatres") at Universal CityWalk, Universal City, California and the Asian Trade Center in Osaka, Japan.

           As part of its business, the Company produces and licenses specialty films in the Showscan process which are then exhibited in conventional theatres equipped to show Showscan films. The Company also markets all of the cameras, projectors, motion bases and other equipment necessary to establish and operate Showscan Attractions and Showscan specialty theatres. There are 6 permanent specialty theatres operating as of June 30, 1998, which license the Company's films.

           On August 5, 1997, the Company announced its plan to merge with a wholly-owned subsidiary of Iwerks Entertainment, Inc. (the "Merger"). As a result of the Merger, the Company would have become a wholly-owned subsidiary of Iwerks and the Company's stockholders would have received shares of Iwerks stock in exchange for their Company shares. The terms of the Merger were amended on December 29, 1997 to reduce the share exchange ratio from .85 to .62. On March 31, 1998, the stockholders of the Company overwhelmingly approved the Merger but the stockholders of Iwerks did not approve it by the required majority vote. The Merger was therefore terminated on March 31, 1998.

           The Board of Directors of the Company believes that the Merger would have created significant value for the Company's stockholders by permitting them to be stockholders in a combined company that would have benefitted from significant synergies and economies of scale. Management of the Company believes that the pendency of the Merger caused a near cessation in the Company's new sales activity. Given the long lead times and significant ongoing relationships attendant to each sale of a Showscan Attraction, potential purchasers were reluctant to sign contracts until the Merger was completed. The Company believes that this near cessation of sales activity resulted in a significant decrease in sales in the fiscal year ended March 31, 1998.

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

BUSINESS STRATEGY

           The Company believes that there is a rapidly increasing worldwide consumer demand for a variety of out-of-home entertainment options. The Company's goal has been to capitalize on its position as a leader in the entertainment motion simulation attraction business and on the growing demand for entertainment alternatives by making its movie-based products available to consumers worldwide at high-visibility and high-traffic locations, such as urban entertainment complexes, tourist destinations, family entertainment centers, amusement/theme parks, movie theatre complexes, gaming casinos, and shopping centers.

           The Company has focused its primary business strategy on the development of high-margin recurring revenues from the licensing and distribution of its motion simulation and specialty films. The Company's goal has also been to enhance the recognition of the Showscan(R) brand name worldwide. In response to the unsatisfactory results and the need to manage its personnel resources, the Company's current management has recently revised certain of its prior business strategies. For example, the Company has decided to reduce its marketing of other large format projection systems and its investment in O&O Theatres and will concentrate its limited resources on its core business of selling Showscan Attractions to third parties and licensing its film library. The Company's current strategies to achieve its objectives are as follows:

           INCREASE FILM LICENSING REVENUES. The Company's principal strategy continues to be to increase the recurring revenues it derives from licensing its films by increasing the number of motion simulation attractions. As this installed base grows, each film will be licensed to a greater number of exhibitors thereby increasing royalty revenue, while also amortizing the fixed film production costs of Showscan owned films over a larger revenue base. To increase this recurring revenue, the Company's focus continues to be on:

             (i) Marketing to a wide range of potential customers worldwide while maintaining reasonable profit margins;

            (ii) Enhancing and expanding its film library by producing internally or with third parties new films while also obtaining distribution rights to motion simulation films produced by others;

           (iii) Offering Showscan films for distribution, and films for which Showscan has obtained distribution rights from other producers, to all operators of simulation attractions including those previously installed by competitors of Showscan;

           (iv)      Enhancing its projection and motion base technology;

            (v) Entering into additional strategic sales arrangements to supplement existing strategic agreements which cover Japan, USA, Austria, Australia, Taiwan, Hong Kong and selected portions of China; and

           (vi) Emphasizing sales having multi-location possibilities. (To date, the Company has sold 18 Showscan Attractions to Imagine Japan, 10 Showscan Attractions in Taiwan to Apex Science & Technology Corp., four Showscan Attractions in China to Jenor International, 24 Showscan Attractions to United Artists Theatre Circuit, Inc. ("UA"), five Showscan Attractions to Auscinemagic/Reality Cinema in Australia, two Showscan Attractions to Lotte World in Korea, two Showscan Attractions to Parc du Futuroscope in France and two Showscan Attractions to Kraftwerk in Austria.)

           INVESTMENTS IN SHOWSCAN ATTRACTION THEATRES. The Company has historically participated directly in the recurring revenues from ticket sales and film distribution and licensing by having an ownership interest in certain Showscan Attractions ranging from 25% to 50%. Although the start-up and the pre-opening marketing and advertising costs of O&O Theatres are sometimes high (which costs the Company has defrayed in part through strategic alliances), the Company believes it can generate a recurring revenue stream from such investment because variable costs of ticket sales are low. The Company's management, recognizing the losses incurred at certain of these theatres, has thoroughly revised its O&O Theatre strategy and has successfully closed five of the seven existing O&O Theatre screens. The Company, however, still believes that limited investing in Showscan Attractions for its own account should be part of its overall business strategy. As a matter of corporate policy, the Company has determined to generally limit its investments in O&O Theatres to a 10%-15% ownership interest, although it may still invest up to 50% in selected venues. The Company intends to selectively continue its investment in Showscan Attractions on this basis. The Company has entered into several alliances that provide the Company with the capability of participating in the ownership of Showscan Attractions with other investors. See "Item 1. Business -- Motion Simulation Attractions -- Owned and Operated Theatres," below.

           EXPAND DISTRIBUTION; EXPLOIT PROPRIETARY ASSETS. In addition to increasing its recurring film revenue through the addition of more sites, another objective of the Company is to expand its distribution base and to find and exploit other commercial and entertainment opportunities and revenue sources for its existing assets.

           The Company believes that its current and future library of motion simulation and specialty films will become increasingly more valuable, not only to Showscan Attractions currently showing Showscan films but also to third-party sites that will be interested in licensing films from the Company. Accordingly, the Company plans to continue to increase the number of films it offers by producing patented and/or acquiring additional suitable films. In the fiscal year ended March 31, 1998, the Company acquired twelve films that were not filmed using the patented Showscan process. Since these films were not produced in the Showscan process, the Company will convert some to 60 fps and will distribute the remainder in their existing format. Showscan has converted two of such films to the Showscan process and is evaluating whether any of the remaining films should be converted. The cost of conversion is not significant. In addition, the Company also is pursuing various financing alternatives, including limited partnerships and other similar arrangements to finance the production of additional Showscan motion simulation films. The Company has begun to market its films, and films for which Showscan has obtained distribution rights from other producers, to all operators of motion simulation attractions either in conjunction with, or as a replacement for, the films that they are currently showing.

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

           The Company plans to enter into additional strategic alliances, joint ventures and other similar arrangements (i) to facilitate the production of its motion-simulation software, (ii) to expand the out-of-home entertainment venues in which its products can be exhibited, (iii) to reduce financial risks, and
(iv) to expand the Company's access to distribution networks, urban entertainment locations and destination centers, and technological innovations. The Company has become a representative in the Peoples Republic of China for Spitz, Inc., a manufacturer of planetariums, space theatres and flight simulators. The Company is currently considering alliances with motion picture exhibitors, retail shopping center developers and operators, and others for the establishment of additional Showscan Attractions and specialty theatres in motion picture multiplexes, shopping malls, casinos and other gaming venues, and other high-traffic locations and destinations. Furthermore, the Company may consider the acquisition of motion simulation film libraries and/or other companies in its line of business or in other businesses.

THE MOTION SIMULATION AND SPECIALTY FILM LIBRARY

           The Company derives revenues in the following ways from its film library: (i) a royalty fee for use of the patented Showscan filming and projection process, (ii) fees based on the revenues derived from all films including those that are not solely owned by the Company; and (iii) receipt of all or a percentage of the licensing revenues remaining after the payment of any distribution fees or expenses. The amount the Company receives from co-owned films varies, and is based on the participation agreements negotiated with the other owners of the films.

           The Company's film library consists of a motion simulation film library and a specialty film library. The motion simulation film library is one of the world's largest entertainment motion simulation film libraries and currently contains 38 action/thrill-ride films. The Company also has one motion simulation film in post-production which is owned by the Company. The specialty film library contains 16 Showscan specialty films available for exhibition in specialty theatres. The Company is the sole owner of 16 of the motion simulation films, a joint owner of seven motion simulation films and the distributor of 15 motion simulation films owned by unaffiliated companies. Of the 16 Showscan specialty films, seven are owned by the Company. The Company has not produced any specialty films in the past three years and currently has no active plans to commit any of its resources to producing additional specialty films.

           The Company's film library consists of such films as the live-action motion simulation film Street Luge (a high-speed downhill ride just inches from the asphalt), Cosmic Pinball (depicting a race through a giant, futuristic pinball park), and the highly-acclaimed Devil's Mine Ride (a ride through an abandoned mine on a runaway rail car). The Company has obtained distribution rights through May 1, 2002 to two films (Funhouse Express and Asteroid Adventure) which were produced by Imax Corporation. These two films may be distributed to Showscan's existing installed base and contractual backlog of Showscan Attractions as of April 30, 1997 (an aggregate of approximately 100 sites). Of the 38 films in the Company's simulation thrill-ride library, 33 are available in high-definition video format and it is unlikely that the Company will transfer the other 5 films. The costs of transfer are not significant.

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

           Historically, Showscan Attraction installations outside North America have represented a significant portion of the Company's total revenues (constituting 85%, 62% and 61% of the Company's revenues for the fiscal years ending March 31, 1998, 1997 and 1996, respectively).

           As of March 31, 1998, Showscan Attractions have been sold or licensed in the United Kingdom, Australia, Saudi Arabia, Spain, Hong Kong, People's Republic of China, United States, Canada, Japan, South Korea, Taiwan, Indonesia, Singapore, France, Belgium, Italy, Austria, South Africa, United Arab Emirates, Egypt, Kuwait, New Zealand and Germany. The Showscan Attractions sold in Japan have been purchased or distributed by Imagine Japan, Inc. ("Imagine"), which has exclusive distribution rights to Showscan Attractions in Japan through December 31, 1999. See "Item 1. Business -- Sales and Marketing," below.

           OWNED AND OPERATED THEATRES. In 1993, the Company began developing and operating Showscan Attractions in which the Company has an ownership interest (the "O&O Theatres"). These O&O Theatres have, to date, been established through the various strategic alliances described below. The Company has recently revised its strategy with respect to O&O Theatres so that it will generally limit its investment in future O&O Theatres to between 10-15%. In addition, the Company has closed 5 of the 7 total O&O Theatre screens to date because of their financial performance. For certain financial information regarding these strategic alliances, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           Pursuant to a Theater Rights Agreement dated as of August 19, 1994, as amended (the "Theater Rights Agreement"), UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites at any time prior to August 19, 1999 for the installation of Showscan Attractions in existing or to-be-built UA theatre complexes. If the UA Venture declines to acquire a particular location, then UA must install a Showscan motion simulation attraction theatre at the first 24 sites that the UA Venture declines to acquire. As of June 30, 1998 UA has installed 8 Showscan Attractions. Whenever UA or the UA Venture builds a Showscan Attraction theatre, such entity will have the exclusive rights to exhibit Showscan motion simulation attraction films within a pre-agreed area surrounding such location. Also, pursuant to a Master Management and Development Agreement, dated as of August 19, 1994, by and among the Company, UA and the UA Venture (the "Master Management Agreement"), UA will develop and coordinate the construction of new and/or the conversion of existing theatres to Showscan Attractions and will manage each theatre pursuant to pre-negotiated terms. The Master Management Agreement expires on August 19, 1999, unless the Theater Rights Agreement is extended, in which case the Master Management Agreement will be extended for the same period. The UA Venture, in turn, has agreed to accept prior to August 19, 1999 at least one of the theatre sites offered to it by UA. The Company has agreed to pre-negotiated terms for the sale of Showscan equipment, installation, servicing and the licensing of Showscan motion simulator films. The Company will also make available to both the UA Venture and UA its library of specialty films which utilize the patented Showscan process, to the extent that either the UA Venture or UA builds or converts existing theatres into specialty theatres for the exhibition of specialty films. The Theater Rights Agreement contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations and that require the Company to make payments to UA if the UA Venture is unable to meet certain of its obligations. UA is obligated to pay $330,000 to the Company for each Showscan Attraction which is not purchased and installed by August 1999 (presently 16 theatre sites) and the Company is obligated to pay UA $165,000 if the UA Venture does not select a joint venture site by August, 1999. Any such payments are payable in August 1999. UA may also satisfy its obligations to the Company by actually paying to the Company at least $13,950,000 in the aggregate for motion simulation and/or projection equipment; provided, however, that only 50% of each order for projection equipment sourced through the Company shall be counted towards the target and any orders of projection equipment must result in an aggregate benefit (as defined) to the Company of at least $3,200,000. To date, UA has purchased approximately $7 million of equipment from the Company or approximately one-half of the target amount.

           To date, UA has offered to the UA Venture eight sites at new or existing UA movie theatre multiplexes. The UA Venture has declined seven of these sites because they did not meet the criteria of the UA Venture and therefore, UA has completed construction for its own account Showscan Attractions at those seven sites. On July 1, 1997, the UA Venture exercised its rights under the Theater Rights Agreement to accept the offer by UA of the Showscan Attraction site in Austin, Texas. This site was completed by UA and was already open prior to acceptance by the UA Venture. Subsequently, however, UA entered into a merger transaction with other large theatre chains and the circumstances surrounding the merger transaction created uncertainty with respect to the Austin site. In conjunction therewith, UA advised the UA Venture not to proceed with the Austin site acquisition, accordingly, the UA Venture has terminated its plans to acquire ownership of the Showscan Attraction at the Austin site.

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

           The first O&O Theatre owned by the parties to the Attractions Venture was the twin O&O Theatre that opened in late September 1994 in the Trocadero Arcade at Piccadilly Circus, London, England. As permitted by the Attractions Venture agreement, the London O&O Theatre is owned by the partners of the Attractions Venture through a corporation formed under the laws of England rather than directly through the Attractions Venture. Cinemania (UK) Limited, the corporation formed to own the London O&O theatre, is owned by Showscan Attractions, Inc., the Moss Partner and the DiBenedetto Partner in proportion to their Percentage Interests. The London theatre was closed on July 3, 1998 and Cinemania (UK) Limited was put into liquidation on July 4, 1998.

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

                     The Framingham Venture. In April 1995, Showscan Framingham, Inc., a wholly owned Delaware subsidiary of the Company, and General Cinema of Framingham Inc. ("GCF"), a wholly owned Massachusetts subsidiary of General Cinema Corp. of Massachusetts ("GCC"), entered into a venture (the "Framingham Venture") to own and operate twin Showscan Attractions at the 14-screen movie theatre multiplex owned and operated by GCC in Framingham, Massachusetts, a suburb of Boston.

           The partners of the Framingham Venture closed the twin Showscan Attractions on October 5, 1997 and sold the equipment back to the Company. The Company has since resold one theatre to an unaffiliated third party, and is negotiating to sell the other theatre to the same third party. The remainder of the assets were allocated as defined in the Venture Agreement back to the partners.

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

           The partners of Showscan Maloney, LLC closed the theatre on September 7, 1997 and liquidated its assets. The partners have further agreed to distribute the theatre equipment to the Company, which is in the process of negotiating to sell the equipment to a non-affiliated third party.

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

           In the past, the Company has financed its specialty film production through a third party who usually was the owner and operator of the specialty theatre venue. The Company received production fees for its services, revenues from the sale of Showscan projector equipment (and possibly the theatre installation, sound system and seats, etc.) and worldwide distribution rights to the specific films. As of June 30, 1998, nine permanent and twelve temporary specialty theatres had been sold by the Company. Of the nine permanent theatres, six are currently operating and the remaining three theatres are permanently closed.

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

           Effective January 1997, the Company extended its agreement with Imagine Japan, Inc. ("Imagine") through December 31, 1999, which included an extension of Imagine's exclusive right to sell and acquire Showscan Attractions and specialty theatres in Japan. The price and other terms on which the Showscan Attractions are sold to Imagine are substantially the same as the price and terms offered by the Company to other Showscan Attraction customers. Imagine is permitted to resell in Japan any and all of the Attractions it purchases from the Company. The price and terms at which Imagine resells the Attractions are established by Imagine. However, notwithstanding such resales, Imagine remains liable to the Company for all annual film licensing obligations related to all of the Showscan Attractions sold to Imagine. The Company has also granted Imagine a non-transferable license to exhibit Showscan films in the Company's motion simulation library for a rental fee that is based on the number of Showscan Attractions operating in Japan and on the films exhibited at the various attractions. This exclusive agreement with Imagine expires on December 31, 1999 although Imagine will continue to remain liable thereafter for all annual film rental and royalty obligations.

           Historically, the majority of the Company's revenues have been derived from export sales. These sales by geographic region for each of the three fiscal years ended March 31, 1998, 1997 and 1996 consisted of:


                                         1998            1997            1996
                                      ==========     ===========     ===========
AFRICA                                $        0     $   215,000     $   281,000
AUSTRALASIA                              647,000       1,976,000       2,574,000
EUROPE                                 1,753,000       1,206,000       1,992,000
FAR EAST                               4,051,000       6,048,000       5,628,000
MIDDLE EAST                            2,399,000       1,340,000          48,000
OTHER                                          0         159,000         125,000
                                      ----------     -----------     -----------

     TOTAL EXPORT REVENUES            $8,850,000     $10,944,000     $10,648,000
                                      ==========     ===========     ===========


           The Company sells internationally through independent sales representatives and its own worldwide sales and marketing staff. The Company's international sales are subject to customary restrictions on foreign operations, including restrictions on imports and exports, longer collection periods for accounts receivable and risks associated with fluctuations in foreign exchange rates. The Company's contracts for the sale of equipment generally provide for payment in United States dollars and for letters of credit as the means of payment. The Company's policy is to require annual film rental and royalty payments to be made in United States dollars.
The Company does not engage in any hedging activities.

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

           The Company, in conjunction with McFadden Systems, Inc., jointly designed and developed a four-person, six-axis motion system (the "Quadra Motion System") as well as an 18-seat, six-axis dynamic platform. The Company currently markets the Quadra Motion System, the 18-person dynamic platform as well as six and 15-person platforms and a 12-seat self-contained capsule manufactured by McFadden Systems, Inc. McFadden Systems, Inc. has filed for Chapter 11 bankruptcy protection but is continuing to operate pending its reorganization.

           The Company also markets an electromagnetically-driven (as opposed to hydraulically-driven) motion base called the "EM4." The "EM4" has been installed at two locations to date. The "EM4" has several advantages over a hydraulically-driven motion base including lower electrical consumption, lower noise levels, lower operating costs and a decrease in construction costs due to elimination of hydraulic pump rooms, less air conditioning requirements and elimination of environmental concerns as no hydraulic fluids are used.

           Films made in the Showscan process can be projected with certain conventional 70mm projectors that are modified to project a motion picture at 60 fps. The modification does not entail significant expense or effort and does not have an adverse effect on the reliability of the projector. In order to facilitate the projection of Showscan motion simulation films, however, the Company has developed an automatic electronic projector that uses low-inertia motors to achieve the intermittent projection of frames of film rather than the conventional use of gears and geneva-drive sprockets. Film storage is contained within the projector which eliminates the need for complicated film loop cabinets. The projector permits computer-controlled automatic cuing, synchronization and rewinding necessary for the continuous showing of a variety of short films without requiring that the film be changed or a projectionist used. The Company owns a patent on certain circuitry included in this projector.

           The HD Simulation Attractions use standard, commercially available high definition video projectors and laser disc players. The video projectors and laser disc players are manufactured by a number of companies, including NEC, Sony Corp., Hughes JVC, and Barco Inc.

RESEARCH AND DEVELOPMENT

           The Company, directly or in conjunction with other companies, has from time to time been engaged in a limited program of research and development. For the last three years, the Company's research and development program did not, however, require a significant expenditure of funds.

           The Company's research and development efforts are currently directed at creating new simulation attractions. Also, the Company is developing theatre computer control system software programs to further enhance the ease by which simulation attractions can be operated and maintained by a minimum number of on-site personnel.

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

           In addition to competing directly against other firms in the marketplace of the Company's products, the Company also generally competes for customers with other out-of-home location-based entertainment alternatives. The entertainment business in general is undergoing significant changes in technology and in consumer demands for more stimulating entertainment both within the home and outside of the home. As the demand for increasingly sophisticated forms of technology increases, the Company competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer-related entertainment. As a result of technological advances and the increased availability of alternative forms of leisure entertainment, including expanded pay and cable television service and advanced home audio and video systems, consumer demands and tastes may continue to change. Computer simulation, interactive and virtual reality products are improving rapidly and could become competitive with the Company's products. The Company is unable to predict what effect technological and other changes will have on the future success of the Company's products and services.

           MOTION SIMULATION THEATRE ATTRACTIONS. Although the Company is aware of a substantial number of other distributors of entertainment motion simulation equipment worldwide, including Iwerks Entertainment, Inc., Simex, Thomson Entertainment, Camber Entertainment, Doron Simulation, Dynamax and Imax Corporation, which compete directly with the Company in the motion simulation attraction market, the Company believes that it is one of the leading companies in the sale of motion simulation attractions. Most of the Company's competitors have significantly greater financial resources than the Company and are substantially larger than the Company. Because of the significant costs involved in the development and promotion of motion simulation attractions, companies with superior financial resources may have an advantage. However, the Company also believes that the Company's record of motion simulation attraction operations to date, the size of its film library and the quality and enhanced sense of depth and realism of its Showscan motion simulation films permits the Company to effectively compete in the motion simulation attractions market.

           The most widely-recognized motion simulation theatre attractions include Star Tours in Disneyland, and Back to the Future in a Universal Studios theme park. The Company is not aware of any plans by The Walt Disney Company or Universal Studios, which operate these parks, to make these motion simulation theatre attractions available outside of their respective theme parks. In fact, in May 1992, MCA, Inc. entered into a participating lease with the Company in connection with the Company's first O&O Theatre located at Universal's CityWalk complex at Universal City near Hollywood, California. However, any decision by The Walt Disney Company, Universal or other major studios to market their own motion simulation theatre attractions outside their respective theme parks could have a material adverse effect on the Company's business.

           SPECIALTY THEATRES. The Company competes with a number of companies that distribute other well-established large and giant-screen and special projection systems, including Imax and Iwerks. Imax and Iwerks are well-established in the specialty film markets and have significantly more theatres currently exhibiting films produced in these formats. In addition, each has substantially greater financial and other resources and an established reputation for developing and marketing products competitive with the Company's specialty theatres.

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

           The mark "Showscan(R)" has been registered with the United States Patent and Trademark Office for use with the Showscan process and Showscan products. The Company has also registered the design of its logo as well as "Showscan's The Edge" and "Emaginator" for use as the name of motion simulation theatres. The Company has registered other marks in connection with certain of its products such as the "EM4" and the "Quadra 6," and with the marketing of its films such as "Movies That Move You," "Unleashing the Power of Film," and "Virtual Thrill Ride."

ROYALTY ARRANGEMENTS

           The Company acquired all of the rights to the Showscan process from Paramount Pictures Corporation ("Paramount") and its subsidiary, FGC, Douglas Trumbull and WLS Partners ("WLS") in consideration for, among other things, agreements to pay royalties on future revenues from the exploitation of the Showscan process. The terms of such royalties are described below.

           WLS. Pursuant to a royalty agreement (the "Royalty Agreement") with WLS, the Company is required to pay WLS a royalty based, in general, on the gross receipts (as defined) of the Company from the worldwide exploitation of Showscan motion pictures and any other use of the Showscan process. The royalty is 3% of such gross receipts until August 31, 1999, or until WLS has been paid an aggregate of $3,500,000. The Company has paid a total of $2,689,000 in royalties under the Royalty Agreement through March 31, 1998.

           Future General Corporation/Paramount. Pursuant to the agreement with Paramount and FGC (the "FGC Agreement"), the Company is obligated to pay FGC a royalty, in perpetuity, equal to 2% of the Company's gross receipts (as defined) from the worldwide exploitation of the Showscan technology in excess of 180% of the sum of (i) $21,100,000, (ii) actual cash contributions for debt or equity of the Company during the period from June 27, 1985 to June 27, 1987, (iii) the Company's actual cost, if any, of converting and equipping theatres for exhibition of Showscan motion pictures, and (iii) any Showscan feature-length motion picture production costs incurred by the Company. For the purpose of determining FGC's royalty, "gross receipts" are defined as all monies received by the Company from the exploitation of the Showscan technology, provided that if the Company is the exhibitor of a Showscan feature-length motion picture, gross receipts will be deemed to be one-half of box office receipts less taxes paid. When gross receipts reach the $65 million level, FGC will begin to earn royalties. The current level of gross receipts (as defined) is $36 million at March 31, 1998, so no royalties have been earned under the FGC Agreement as of yet. The Company projects royalties to FGC will begin accruing in approximately five to seven years.

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

EMPLOYEES

           As of June 30, 1998, the Company had 29 employees, five of whom were employed in management, three in sales and marketing, twelve in engineering, assembly and installation, and four in production, film licensing and distribution. The remaining full-time employees are administrative and support staff. This compares to 41 employees at June 20, 1997 and 58 employees at June 11, 1996. Although the Company has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results."

           The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

           The Company leases a 37,000-square-foot building in Culver City, California, pursuant to a lease expiring on June 30, 2003. Under the lease, the current monthly rental is $34,303, subject to annual cost-of-living adjustments. The maximum annual rental increase is 7%. The Company is responsible for all costs and expenses of maintaining the building, including the payment of all property taxes and insurance premiums. The Company's corporate headquarters, demonstration theatre and film studio are located at this site.

           The Company considers its facilities adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

           On May 6, 1997, the Company sued Boomtown Inc., Boomtown Hotel & Casino, Inc., and Mississippi-I Gaming, LP in the Los Angeles County Superior Court. The suit alleges, among other things, breach of contract in connection with the defendants failure to make scheduled contract payments. The suit seeks unspecified monetary damages.

           On November 13, 1997, the Company sued Transcontinental Insurance Company and Pacific Indemnity Company in the Los Angeles County Superior Court. The suit alleges, among other things, breach of contract in connection with the defendants' denial of coverage with respect to certain advertising injuries. The suit seeks unspecified damages and declaratory relief.

          On March 17, 1998, the Company sued Reality Cinema Pty Ltd. and its individual directors in the Supreme Court of New South Wales, Australia. The suit alleges among other things, breach of contract in connection with Reality's failure to make scheduled contract payments. The suit seeks payment of US$607,366 together with other unspecified monetary damages as well as injunctive relief prohibiting the use by Reality of certain of the Company's intellectual properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           On March 31, 1998, a Special Meeting of Stockholders of the Company was held to consider and vote upon the proposed merger between the Company and a wholly-owned subsidiary of Iwerks Entertainment, Inc. In order to pass, the merger proposal needed to receive the affirmative vote of at least a majority of the shares eligible to vote on it. At the meeting, the merger proposal received the affirmative vote of 4,147,231 shares or 62.7% of the total shares eligible to vote. 1,508 shares were voted against and 2,350 shares abstained. Though the merger proposal was passed by the Company's stockholders, the stockholders of Iwerks rejected the merger at a meeting held on the same day and therefore the proposed merger was terminated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Common Stock is traded on the Nasdaq National Market(R) under the symbol "SHOW."

           The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported by Nasdaq. The prices do not include retail mark-ups, mark-downs or fees.


                                                                Sales Prices
                                                            ---------------------
                                                            High             Low
                                                            ----            -----
           Year Ended March 31, 1997
                     1st Quarter                            $ 8 1/8        $ 5 7/8
                     2nd Quarter                              7 7/8          5
                     3rd Quarter                              6 3/4          4 7/8
                     4th Quarter                              5 3/8          2 1/4

           Year Ended March 31, 1998
                     1st Quarter                            $ 3            $ 2 1/8
                     2nd Quarter                              3 1/2          2 1/8
                     3rd Quarter                              3 3/8          1
                     4th Quarter                              1 7/8            5/8


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

           As of March 31, 1998, the Company had 129 holders of record of the Company's Common Stock. However, based solely upon its proxy solicitation procedures for last year's annual meeting of stockholders, the Company believes that it has more than 1,000 beneficial owners of its Common Stock.

           The Company has received notification from the Nasdaq Stock Market that it is not in compliance with the continued listing requirements of the Nasdaq National Market(R). Nasdaq indicated that the Company has not maintained the required $1 minimum closing bid price per share nor the required $5,000,000 minimum market value of public float. The Nasdaq Stock Market has granted the Company until August 14, 1998 to be in compliance with the requirements. If the Company is not in compliance by such time and has not initiated an appeal or other procedural remedy, the Company's Common Stock will be delisted from trading on the Nasdaq National Market(R) at the opening of business on August 17, 1998. If delisted, the Company's Common Stock would trade on the OTC Bulletin Board and/or the "Pink Sheets." If moved to the Electronic Bulletin Board or Pink Sheets, the Company would likely lose some or all of its present market makers with the result that it would be more difficult to effect trades of the Company's shares and to obtain timely and accurate quotations and reports of trading. Any such delisting could also adversely affect the liquidity of the Company's shares and thus their market value.

           The Company is evaluating its procedural options with the Nasdaq Stock Market as well as exploring ways to be in compliance with the listing requirements. No assurance can be given that the Company will be able to achieve compliance in the time permitted or, if an extension, waiver or other dispensation is sought, that it will be granted.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1998           1997          1996              1995               1994
                                               -----------    -----------    -----------       -----------       -----------
                                                                     (Dollars in thousands, except share amounts)
Statement of Operations Data:
  Revenues:
    Film licensing and production services ..  $     5,726    $     6,236    $     9,039       $     5,978       $     2,970
    Equipment sales and related
     services ...............................        4,688         11,475          8,426             9,459             2,245
                                               -----------    -----------    -----------       -----------       -----------

    Total revenues ..........................       10,414         17,711         17,465            15,437             5,215
  Cost of Revenues ..........................        8,756         10,854          8,399             8,584             3,967
                                               -----------    -----------    -----------       -----------       -----------
  Gross profit ..............................        1,658          6,857          9,066             6,853             1,248

  Other costs and expenses:
    General and administrative ..............        7,860          6,904          7,576             5,560             5,566
    Depreciation and amortization ...........          875            961            971             1,025             2,827
    Provision for contract modifications ....           --             --             --                --               673
                                               -----------    -----------    -----------       -----------       -----------
                                                     8,735          7,865          8,547             6,585             9,066
                                               -----------    -----------    -----------       -----------       -----------


    Operating income (loss) .................       (7,077)        (1,008)           519               268            (7,818)
    Other income (expense):
     Equity in operations of owned and
        operated theatres ...................         (540)          (694)          (217)             (502)               --
      Effect of impairment loss on equity in
       operations of owned and operated
       theatres .............................         (313)        (1,771)            --                --                --
      Other income ..........................          127            250            358               444               171
     Interest and other expense .............         (725)          (692)          (555)             (128)              (98)
   Provision for income taxes ...............           (4)            (4)            (4)               (3)               --
                                               -----------    -----------    -----------       -----------       -----------
   Net income (loss) ........................  $    (8,532)   $    (3,919)   $       101       $        79       $    (7,745)
                                               ===========    ===========    ===========       ===========       ===========
   Basic net income (loss) per common share .  $     (1.51)   $      (.70)   $       .02       $       .02       $     (1.68)
                                               ===========    ===========    ===========       ===========       ===========
   Diluted net income (loss) per
     common share ...........................  $     (1.51)   $      (.70)   $       .01       $       .01       $     (1.68)
                                               ===========    ===========    ===========       ===========       ===========
Basic weighted average number of
 common shares ..............................    5,642,058      5,594,245      5,344,945         5,073,294         4,679,519
                                               ===========    ===========    ===========       ===========       ===========
Diluted weighted average number of
 common shares ..............................    5,642,058      5,594,245      7,471,949         6,800,512         4,679,519
                                               ===========    ===========    ===========       ===========       ===========
Balance Sheet Data (at end of period):
  Cash, cash equivalents and short-term
    investments .............................  $     2,492    $     2,562    $     8,141       $     6,791       $     2,371
  Accounts receivable, net ..................        2,955          3,600          3,101             2,943             2,569
  Equipment sales inventory .................        1,186          1,289          1,547             2,142             1,440
  Other current assets ......................          901          1,072          1,244               980             1,221
  Film library (net) ........................        3,765          5,520          3,481             1,394             1,003
  Property and equipment (net) ..............          447            868          1,313             1,728             2,140
  Owned and operated theatres ...............          440          2,123          4,424             2,598               644
  Patents and other (net) ...................        1,525          2,894          2,764             2,654             2,994
                                               -----------    -----------    -----------       -----------       -----------
  Total assets ..............................  $    13,711    $    19,928    $    26,015       $    21,230       $    14,382
                                               ===========    ===========    ===========       ===========       ===========

  Current liabilities .......................  $     6,310    $     3,995    $     6,097       $     4,860       $     4,632

  Convertible notes and other ...............        5,690          5,690          6,620(2)          3,121(1)          2,998
  Series B Preferred Stock ..................           --             --             --                --             1,678

  Stockholders' equity ......................        1,711         10,243         13,298            13,249             5,074
                                               -----------    -----------    -----------       -----------       -----------
  Total liabilities and stockholders' equity   $    13,711    $    19,928    $    26,015       $    21,230       $    14,382
                                               ===========    ===========    ===========       ===========       ===========


----------
(1)  Paid in full in April, 1995.

(2) The Company completed a private placement of convertible notes in September, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The Company is a leading provider of movie-based motion simulation theatre attractions to the rapidly expanding out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company), (ii) licensing the proprietary technologies necessary to produce and exhibit Showscan films; (iii) selling and installing motion simulation attractions and specialty theatres including the equipment necessary for each (including projectors, screens, sound systems, synchronization and show control and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

           The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company derived, for each of the three years in the period ended March 31, 1998, 60-85% of its revenues from export sales. See Note 10 to the Consolidated Financial Statements and "Item 1. Business -- Sales and Marketing." The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

           Comparison of Year Ended March 31, 1998 and Year Ended March 31,
1997.

           Revenues for the fiscal year ended March 31, 1998 (hereafter "Fiscal 1998") decreased $7.3 million or 41% from revenues for the fiscal year ended March 31, 1997 (hereafter "Fiscal 1997").

           Film licensing and production service revenues decreased $510,000 or 8% in Fiscal 1998. The decrease was due primarily to (i) renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from the O&O Theatres, due to the closure of three (two screens in London closed July 3, 1998) of the Company's screens.

           Revenues from equipment sales and related services decreased $6.8 million or 59% in Fiscal 1998. The decrease is due to a decrease in the number of Showscan Attractions shipped during Fiscal 1998 as compared to Fiscal 1997. The actual number of Showscan Attractions shipped in Fiscal 1998 decreased to 3 units plus the completion of two relocation projects as compared to 16 such units plus the completion of three relocation projects in Fiscal 1997. At June 30, 1998, the Company had 60 Showscan Attraction screens open with 10 additional Showscan Attraction screens in its delivery and installation backlog and had contractual commitments for an additional 29 Showscan Attraction screens in its backlog including the 16 screens which UA has contractually agreed to purchase and install prior to August 1999. The Company believes that UA is unlikely to order and install all 16 remaining screens by such date. If UA is unable to meet these obligations, UA is obligated to pay the Company $330,000 for each Showscan Attraction which is not purchased and installed by August, 1999 and the Company is obligated to pay UA $165,000 if the UA Venture does not select a joint venture site by August, 1999. UA may also satisfy its obligations to the Company by actually paying to the Company at least $13,950,000 in the aggregate for motion simulation and/or projection equipment; provided, however, that only 50% of each order for projection equipment sourced through the Company shall be counted towards the target and any orders of projection equipment must result in an aggregate benefit (as defined) to the Company of at least $3,200,000. To date, UA has purchased approximately $7 million of equipment from the Company or approximately one-half of the target amount. This backlog amount compares to 61 Showscan Attraction screens open with 8 additional Showscan Attraction screens in its delivery and installation backlog and 29 contractual commitments for Showscan Attraction screens in its backlog at June 20, 1997. The Company did not sell any permanent or temporary specialty theatres in Fiscal 1998.

           The decrease in equipment revenues can be attributed to the significant slow down in new sales orders since the announcement on August 5, 1997 of the Merger with Iwerks Entertainment, Inc. Although the Merger eventually failed on March 31, 1998, the Company believes that the uncertainty of the Merger and its possible effects on the Company adversely affected sales. Equipment revenues were also negatively impacted by the delay in timing of certain projects in the Asian market. The Company believes this delay is primarily due to the economic situation in Asia and that its adverse impact on the Company's revenues will continue in future periods since Asia is the largest market for the Company's products and films.

           The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as the Company records revenues under this method rather than on the date that the sales agreement is signed. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of five to six months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales; (ii) the schedule of the build-out of the Attractions; and (iii) the shipment, delivery and installation of the equipment and related services.

           Cost of revenues was 84% in Fiscal 1998 as compared to 61% in Fiscal 1997. Equipment cost of sales to total equipment sales increased to 95% in Fiscal 1998 from 77% in Fiscal 1997. Film licensing costs to total film licensing sales increased to 75% in Fiscal 1998 from 32% in Fiscal 1997. The increase in equipment cost of sales to total equipment sales is due to the fact that, of the five sales in Fiscal 1998, two were for relocations of existing equipment. Relocation sales provide substantially less gross margin than new sales. In addition, in Fiscal 1998 the Company reduced the carrying value by $325,000 of certain non-performing assets held for sale in order to state them at their net realizable value. The increase in film licensing cost of sales to total film licensing costs is due to (i) a $1,725,000 provision to adjust the carrying value of two films to their estimated realizable value, (ii) a $330,000 provision pursuant to a film distribution guarantee given by the Company (this amount represents an estimate of the amount the Company will have to pay the producer of the film over and above any net revenues that will be generated from the distribution of the film over the next two years), and (iii) the additional amortization of new films added in Fiscal 1998. The amortization of the film library (which includes all adjustments) was $2,782,000 in Fiscal 1998 compared to $613,000 in Fiscal 1997.

           General and administrative expenses increased $956,000 or 14% in Fiscal 1998. The increase can be primarily attributed to (i) $650,000 in expenses incurred with respect to the failed Merger with Iwerks Entertainment, Inc., (ii) an increase to the allowance for doubtful accounts to reflect degrading economic conditions with respect to certain of the Company's Asian and other customers ($970,000), and certain other accounts receivable from affiliates which are being disputed ($279,000) at March 31, 1998, (iii) offset by a significant reduction in the Company's overhead.

           Depreciation and amortization expense decreased by $86,000 or 9% in Fiscal 1998 from Fiscal 1997.

           The Company accounts for its ownership position in O&O Theatres using the equity method of accounting. The equity loss of $540,000 on the operations of O&O Theatres for Fiscal 1998 was the result of operating losses at the Trocadero in London, at the Riverwalk in San Antonio, Texas, at the Framingham theatres and at CityWalk. Although the O&O Theatre in Osaka had an operating profit, the profit was not sufficient to offset the losses of the other O&O Theatres. The Company earns film licensing revenues (from all O&O Theatres) and management fees (from some of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby increasing the operating expenses at the specific O&O Theatres. The Company has ceased operations at the Framingham (closed in October 1997), San Antonio (closed in September 1997), and London (closed in July 1998) theatres. The Company has either sold or is negotiating to sell the equipment from the Framingham and San Antonio theatres to nonaffiliated third parties. The joint venture partners of each respective theatre have agreed to these sales.

           Additionally, a non-cash charge of $313,000 was recorded to reflect an impairment loss recognized on the Company's investment in the London theatres, which is recorded separately in the financial statements. The Company does not believe that the effects of future impairment losses, if any, will be significant.

           The Company incurred a net loss of $8,532,000 in Fiscal 1998 as compared to a net loss of $3,919,000 recorded in Fiscal 1997, primarily due to
(i) the significant decrease in equipment sales revenues, (ii) the increase in cost of revenues to total revenues, (iii) the poor performance of the O&O Theatres, (iv) the $2 million adjustments to the carrying values of certain films to their estimated realizable values, and (v) the increase in general and administrative expenses caused by the failed Merger with Iwerks Entertainment, Inc. and (vi) the increase to the accounts receivable reserves. Certain of the expenses the Company incurred (e.g. the failed Merger costs) are non-recurring items. In addition, the Company has taken steps to decrease on-going losses (i.e. the closure of the five O&O Theatre screens and the significant reduction of its work force and overhead). Accordingly, the Company does not believe that these results are necessarily indicative of future operating results.

           Comparison of Year Ended March 31, 1997 and Year Ended March 31,
1996.

           Revenues for Fiscal 1997 increased $246,000 or 1% from revenues for the fiscal year ended March 31, 1996 (hereafter "Fiscal 1996").

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

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1998, the Company's working capital decreased to $1,224,000 from $4,528,000 at March 31, 1997. Cash, cash equivalents and short-term investments decreased to $2,492,000 from $2,562,000 at March 31, 1997. The decrease in working capital is primarily due to the operating loss for Fiscal 1998 and in part, to the expenditures related to the production of one new motion simulation film, post-production work on three other films (two of which were acquired from Imax) and the acquisition of eleven new films.

           Cash and cash equivalents at March 31, 1998 decreased by $70,000 from March 31, 1997, which was the result of $757,000 used in operating activities, $183,000 used in investing activities and $870,000 provided by financing activities.

           Net cash used in operating activities was primarily due to (i) the 18% net decrease in accounts receivable and amounts due from affiliated entities, and (ii) the unbilled receivable balance on uncompleted equipment contracts in Fiscal 1998 that did not exist in Fiscal 1997.

           Net cash used in investing activities was primarily due to (i) expenditures related to the production of one motion simulation film, post-production of three other films (two of which were acquired from Imax) and the acquisition of eleven new films, offset by (ii) the 60% decrease in other assets.

           Net cash provided by financing activities was due to a $1,000,000 ($870,000 net of expenses) borrowing obtained in connection with a promissory note from a private institution on November 1, 1997. The note bears interest at 11 percent per annum, with principal and interest due and payable on November 15, 1998. The note is secured by accounts receivables from the distribution of the Company's film library and the proceeds thereof.

           As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of Showscan's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has already caused the delay of certain projects and the Company believes that it will have an adverse impact on revenues in future periods.

           The Company's business strategy includes an increase in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, the licensing and distribution of its motion simulation library (including films produced using the Showscan process and acquired from other producers) to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company), new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the continued reduction of overhead.

           The Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing backlog and anticipated future equipment sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, additional financing from banking institutions, the renegotiation of existing indebtedness repayment schedules, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives.

           The Company has, since inception, incurred recurring losses and had net losses aggregating $12,451,000 during the fiscal years ended March 31, 1998 and 1997. During Fiscal 1998, the Company took a substantial number of actions in order to implement significant cost reductions, including the reduction in employee head-count to 29 from 61 a little more than a year ago, and the closure of five of the seven existing O&O theatre screens. The Company's management has taken these steps without, to date, severely impacting operations. The Company's management is evaluating further cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head count to approximately 20), the relocation of the Company's headquarters to smaller office space and other actions. There can be no assurance that these cost-cutting measures will be sufficient or that they will not further impact the Company's operations.

           The Company has limited capital resources and has debt obligations from two different financial institutions, which mature in November 1998 ($1,000,000) and in September 1999 ($5,690,000). The Company has held preliminary discussions with its European bank regarding additional financing in excess of the $5,690,000 currently outstanding and has had preliminary discussions with both creditors with regard to re-negotiation of the debt repayment schedules. Although the Company has held preliminary discussions with its European bank regarding additional financing, there can be no assurance that the Company will be successful in obtaining any such financing. There can also be no assurance that either creditor will agree to extend its maturity date or other terms. Each creditor is secured by certain assets which together constitute all of the assets of the Company.

           A substantial portion of the aggregate losses for Fiscal 1998 and 1997 are attributable to non-cash expenditures in each of those years. The Company believes that these write downs of certain non-performing assets, particularly O&O theatres and certain simulation films, are complete and will not reoccur in future periods.

           The Company believes that its existing funds, combined with the Company's ability to generate cash from future operations, will be adequate to finance its revised levels of activities and operations for the next twelve months, however, based on the Company's current cash flow projections, it is anticipated that cash generated from operations will not be sufficient to pay all of the $5,690,000 due on September 1, 1999. The Company has certain alternatives available to it in order to pay the debt due in September 1999, including the possible sale and/or licensing of assets to others, the re-negotiation of debt re-payment schedules, the raising of cash through debt and/or equity financings, the further curtailment of operating expenses and the receipt of payments by the Company from UA by August 1999 either through the order of projection and/or motion simulation equipment or through the liquidated damages provisions of the Theater Rights Agreement with UA (estimated to be at least $3,200,000). SEE ITEM 13, "Certain Relationships and Related Transactions -- The United Artists Venture" and NOTE 7 of Notes to Consolidated Financial Statements.

           The Company has received notification from the Nasdaq Stock Market that it is not in compliance with the continued listing requirements of the Nasdaq National Market(R). Nasdaq indicated that the Company has not maintained the required $1 minimum closing bid price per share nor the required $5,000,000 minimum market value of public float. The Nasdaq Stock Market has granted the Company until August 14, 1998 to be in compliance with the requirements. If the Company is not in compliance by such time and has not initiated an appeal or other procedural remedy, the Company's Common Stock will be delisted from trading on the Nasdaq National Market(R) at the opening of business on August 17, 1998. If delisted, the Company's Common Stock would trade on the OTC Bulletin Board and/or the "Pink Sheets." If moved to the Electronic Bulletin Board or Pink Sheets, the Company would likely lose some or all of its present market makers with the result that it would be more difficult to effect trades of the Company's shares and to obtain timely and accurate quotations and reports of trading. Any such delisting could also adversely affect the liquidity of the Company's shares and thus their market value. Such delisting could also adversely affect the Company's ability to obtain debt and/or equity financing.

           Management of the Company has reviewed the provisions of SFAS 130 and 131 and determined that the ultimate adoption of these accounting standards will not have an impact on the Company's financial statements and related disclosures.

IMPACT OF THE YEAR 2000

           Some of the Company's older computer software systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This software could cause a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

           The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined which systems would need to be replace or upgraded. The necessary upgrades would cost approximately $25,000.

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

           With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among the important factors that could cause actual results to differ from those indicated in the forward-looking statements are revenue, costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under is existing purchase contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the success of the Company's film software, the effects of competition, general economic conditions and acts of God and other events outside the control of the Company. See "Factors That May Affect Future Results."

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

History of Operating Losses

           For the fiscal years ending March 31, the Company had net profits of $79,000 in fiscal 1995, $101,000 in fiscal 1996, a net loss of $3.9 million in fiscal 1997 and a net loss of $8.5 million in fiscal 1998. At March 31, 1998, the Company had an accumulated deficit of $40.9 million. For the fiscal years ended March 31, 1995, 1996, 1997 and 1998, the Company's ratio of indebtedness to stockholders equity was 23.6%, 49.8%, 55.6% and 390%, respectively. This history of losses has had a negative impact on the Company's stock price and could adversely effect the Company's ability to obtain financing in the future.

Business Strategy; Dilution

           Management of the Company has adopted a business strategy that includes substantial investments in its sales and marketing organizations, the creation of new research and development programs and increased funding of existing programs. This strategy carries with it a number of risks, including a level of operating expenses that may not be adequately covered by the Company's revenues or by funds obtained by raising additional capital. Additional financing may not be available to the Company at all or only on unfavorable terms. To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure its business and operations. A number of factors will make it difficult for the Company to obtain equity financing in the future, including the significant losses the Company incurred in the last fiscal year, the expected de-listing of the Common Stock from Nasdaq, the on-going financial turmoil in Asia (historically the Company's largest market and principal source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations may make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations from two different financial institutions which mature in November 1998 ($1,000,000) and in September 1998 ($5,690,000). The Company has had preliminary discussions with both creditors with regard to re-negotiation of the debt repayment schedules. There can be no assurance that either creditor will agree to extend its maturity date or other terms. The failure to repay either of these debts could result in the foreclosure against the collateral securing them which, between the two obligations, constitute all of the assets of the Company. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay all of the $5.7 million due on September 1, 1999. The Company has various alternatives available to it in order to pay this debt. There can be no assurance that any of these alternatives will be successful.

Period to Period Fluctuations

           The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and periodically as a result of the timing of theatre system deliveries, contract signings, the mix of theatre systems shipped, the completion of custom film contracts, the amount of revenues from film licensing agreements, the timing of sales of Showscan Attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theatre system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signings can materially affect quarterly or periodic cash flow. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period. The seasonal fluctuations also cause gyrations in the Company's stock price.

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

New Product Development

           The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since several of the Company's competitors have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third-parties to improve the Company's existing products and to develop new ones. The inability of the Company to develop new products and to respond to technological developments of its competitors could have a materially adverse effect on the Company's business, operations and financial condition.

International Operations

           A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During fiscal 1998, 1997, 1996 and 1995, 85%, 62%, 61% and 69% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the recent devaluation of a number of Asian countries' currencies relative to the Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company's future sales in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

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

           Most of the Company's competitors, have dedicated substantial resources to this market. In the large screen, special format motion picture business, the Company's main competitor is Imax, though Iwerks is also a competitor. The 15 perforation 70 millimeter film format appears to be emerging as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market.

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

Volatility of Stock Price; Effect of Delisting

           The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to June 30, 1998, the Company's closing market price has ranged from a low of $0.344 per share to a high of $3.50 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

           In addition, the Company has received notification from the Nasdaq Stock Market that the Company's shares will be delisted from the Nasdaq National Market(R) on August 17, 1998 unless the Company is in compliance with the continued listing requirements before such time. Any such delisting could adversely effect the liquidity of the Company's shares and thus their market value. Information regarding trading in the Company's shares could become more difficult to obtain, and trading could become infrequent and low in volume.
See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Ability to Retain Key Personnel

           Over the past eighteen months, the Company has reduced its number of employees from 61 to 29. The pendency of the Merger, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by key personnel. While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures. In addition, the Company's insurance coverage for its directors and officers is due for renewal. If coverage is unavailable or is available only at a reduced level, then the Company may experience additional departures at its Board and management level which could have a materially adverse effect on the Company's operations.



Environmental Matters and Other Governmental Regulations

           Under various Federal, state and local environmental laws and regulations, a current or previous owner or occupant of real property may become liable for the costs of removal or remediation of hazardous substances at such real property. Such laws and regulations often impose liability without regard to fault. The Company could be held liable for the costs of remedial actions with respect to hazardous substances at its corporate headquarters under the terms of the governing lease and/or governing law. Although the Company has not been notified of, nor is otherwise aware of, any current environmental liability, claim or non-compliance, there can be no assurance that the Company will not be required to incur remediation or other costs in the future in connection with these properties. The Company believes it is in compliance with all applicable Federal, state and local environmental laws and regulations.

Business Disruption

           The Company's corporate headquarters, including its research and development operations, are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

Dependence on Major Customers

           The Company's motion simulation business has two significant concentrations. The first concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. The second concentration relates to the Company's sales backlog where UA and King's Entertainment Co., Ltd. individually and collectively represent a substantial portion of the outstanding equipment orders to be delivered in the next few years. The Company's agreement with United Artists Theatre Circuit, Inc. calls for a build out period extending through August 1999 while that with Apex Science & Technology Corp. (assignee of King's Entertainment Co., Ltd.) extends through May 2002. Each site opened under each agreement shall have an initial film license period of at least three years. In the fiscal year ended March 31, 1998, Showscan earned revenues from Imagine Japan and United Artists Theatre Circuit, Inc. in the amounts of $1,318,000 and $100,000, respectively. The Company's short and long-term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

Ability to Produce Additional Films

           One of the primary factors considered by potential purchasers of motion simulation attractions is the quality and extent of the films available to be shown at the attraction. The Company believes that a large portion of its competitive advantage resides in its popular and extensive library of ride films. To maintain this competitive edge, the Company must produce or acquire the distribution rights to several new films each year. Film production is expensive and requires the investment of Company funds (to the extent that investors cannot be located) with no assurance that the films produced will be popular. To the extent that the Company does not have its own funds available to invest and financing cannot be found on acceptable terms, then the Company's ability to produce new films could be restricted. Other competitors have each indicated that they are devoting substantial portions of their assets to the production of new motion simulation films. Both the short and long term financial performance of the Company will be adversely affected if the perceived quality and popularity of the Company's film library declines either alone or in comparison to the films of the Company's competitors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Financial Statements are listed under Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below is certain information with respect to the directors and executive officers of the Company:


                                                                                     DIRECTOR
NAME                         AGE                       TITLE                           SINCE
----                         ---                       -----                         -------
William D. Eberle            74       Chairman of the Board of Directors               1988
William C. Soady             54       Director                                         1994
Charles B. Moss, Jr.         53       Director                                         1993
Thomas R. DiBenedetto        48       Director                                         1993
Kurt C. Hall                 38       Director                                         1994
Dennis Pope                  53       President, Chief Executive Officer
                                        and Director                                   1997
Gregory W. Betz              49       Vice President and Director of Finance            --
W. Tucker Lemon              36       Senior Vice President, General Counsel
                                        and Secretary                                   --
Michael B. Ellis             46       Vice President-Engineering and
                                        Product Development                             --
Russell H. Chesley           40       Vice President-Worldwide Sales                    --

           William D. Eberle was elected Chairman of the Board of Directors of the Company in May 1993. Mr. Eberle has been a private investor in various companies for more than five years and is Of Counsel to Kaye, Scholer, Fierman, Hays & Handler. From 1993, he was Of Counsel to Donovan, Leisure, Newton & Irvine. He currently is also the chairman of Manchester Associates, Ltd., American Service Group and Barry's Jewelers, Inc. and is Deputy Chairman of Mid-States plc. He is a director of Ampco Pittsburgh Corp., Mitchell Energy & Development Corp., FAC Realty Trust, Inc. and Sirrom Capital Corporation. Mr. Eberle served as the U.S. Trade Representative for President Nixon and President Ford. In addition, he served as the President's Special Representative for Trade Negotiations from 1971 through 1975, and as the executive director of the Cabinet Council on International Economics from 1974 to 1975. Other positions previously held by Mr. Eberle include Chairman of the Board, President and Chief Executive Officer of American Standard, Inc. and officer and director of Boise Cascade Corp.

           William C. Soady has been the President of Distribution for PolyGram Filmed Entertainment Distribution, Inc. since March 1997. Previously, Mr. Soady served as President and Chief Executive Officer of the Company since March 1994, and was elected as a director of the Company in April 1994. Prior to joining the Company, Mr. Soady served as Executive Vice President of Distribution at Tri Star Pictures, Inc. from September 1988 to July 1992, at which time he was promoted to President of Domestic Distribution of Tri-Star Pictures, Inc., the position he held immediately prior to joining the Company. Mr. Soady has been involved in motion picture distribution in various capacities for over 20 years, including serving as President of Universal Pictures Distribution.

           Charles B. Moss, Jr. has been the President and Chief Executive Officer of The B.S. Moss Enterprises, Inc. since 1979. Mr. Moss is also a director of Robins Cinemas, Ltd., a United Kingdom corporation and a director of Cinemania (UK) Limited since 1994.

           Thomas R. DiBenedetto has served as the President of Junction Investors, Ltd. since 1991 and as the President of Boston International Group since 1983. He is also currently a director of National Wireless Inc.
and of Alexander's, Inc.

           Kurt C. Hall was appointed the President and Chief Executive Officer of United Artists Theatre Circuit, Inc. ("UA") in March 1998, after holding the positions of Chief Operating Officer during 1997 through March 1998 and as Executive Vice President and Chief Financial Officer of UA since 1992. Mr. Hall held several positions with United Artists Entertainment Company, the predecessor to UA, since joining that company in 1988, including Director of Finance from 1988 to 1990 and Vice President and Treasurer from 1990 to 1992.

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

           W. Tucker Lemon was appointed Senior Vice President, General Counsel and Secretary of the Company in March 1997. Previously, Mr. Lemon was the Vice President, General Counsel and Secretary, the position he held since he joined the Company in August 1994. From February 1993 until he joined the Company, Mr. Lemon was Of Counsel to Corey, Croudace, Dietrich & Dragun and prior thereto, Mr. Lemon was associated with Latham & Watkins.

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

           The Company has five wholly owned subsidiaries (Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc., Showscan Framingham, Inc. and Showscan Entertainment B.V.). Showscan Attractions, Inc. currently owns 50% of the outstanding capital stock of Cinemania (UK) Limited. Mr. Pope is the sole director and President of Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc. and Showscan Framingham, Inc. Mr. Soady currently is director and President of Showscan Entertainment B.V.; however, the process is under way to replace Mr. Soady with Mr. Pope in each such capacity. Mr. Lemon is the Vice President - Secretary of these subsidiaries. Mr. Pope, Mr. Moss and Mr. Lemon are the directors of Cinemania (UK) Limited.

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

           Based solely on a review of copies of reports filed with the SEC and submitted to the Company since April 1, 1997 and on written representations by certain directors and executive officers of the Company, the

Company believes that all persons subject to the reporting requirements of
Section 16(a) filed all required reports on a timely basis during the past fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

           The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 1998, 1997 and 1996 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 1998 and (ii) each of the four other most highly compensated executive officers of the Company. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executives.")


                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION          LONG-TERM COM-
                                                                              PENSATION AWARD
  NAME AND PRINCIPAL POSITION             YEAR     SALARY ($)      BONUS ($)   OPTIONS (#)
  ---------------------------             ----     ----------      ---------  ---------------
Dennis Pope, ........................     1998     $250,000        $     -0-       -0-
   President and Chief Executive          1997     $220,000(1)     $     -0-     115,000
   Officer                                1996     $213,846        $     -0-       -0-

W. Tucker Lemon, ....................     1998     $150,577        $     -0-       -0-
   Senior Vice President, General         1997     $127,501        $     -0-      35,000
   Counsel and Secretary                  1996     $125,000        $     -0-       -0-

Michael B. Ellis, ...................     1998     $127,336        $     -0-       -0-
  Vice President-Engineering and          1997     $115,442        $     -0-       -0-
  Product Development                     1996     $115,000        $     -0-       -0-


Russell H. Chesley, .................     1998     $172,886(2)     $     -0-       -0-
  Vice President-Worldwide Sales          1997     $124,458(2)     $     -0-       -0-
                                          1996     $ 66,346(2)     $     -0-      17,500

Rui C. Guimarais, ...................     1998     $123,284(3)     $     -0-       -0-
  Vice President-Film Licensing           1997     $101,397        $     -0-       -0-
                                          1996     $102,278        $     -0-      10,000


------------

(1)        Mr. Pope became President and Chief Executive Officer in March 1997.
           Prior to Mr. Pope assuming the office of President and Chief Executive Officer, he served as the Company's Executive Vice President and Chief Financial Officer.

(2) Mr. Chesley's compensation consisted of a base salary of $110,000 plus commissions on certain sales of the Company's equipment and films.

(3) Mr. Guimarais resigned from all his positions that he held with the Company and its subsidiaries in May, 1998.

           The following table contains information concerning stock options exercised in the last fiscal year and stock options remaining unexercised on March 31, 1998 with respect to the Named Executives.

         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1998
                        AND FISCAL YEAR-END OPTION VALUE


                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-THE-
                                                                OPTIONS/SARs AT FISCAL YEAR-         MONEY OPTIONS/SARs HELD AT
                                                                       END (#) (2)                     FISCAL YEAR-END ($) (1)
                                                             ---------------------------------       ----------------------------
                          SHARES ACQUIRED      VALUE
                            ON EXERCISE       REALIZED
     NAME                       (#)            ($) (1)        EXERCISABLE        UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
     ----                 ---------------     --------        -----------        -------------       -----------    -------------
Dennis Pope                     -0-              -0-            178,750              86,250              -0-              -0-
W. Tucker Lemon                 -0-              -0-             38,750              26,250              -0-              -0-
Michael B. Ellis                -0-              -0-             13,125               4,375              -0-              -0-
Russell H. Chesley              -0-              -0-              8,750               8,750              -0-              -0-
Rui C. Guimarais                -0-              -0-             11,250               6,250              -0-              -0-

-------------

(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported on the Nasdaq National Market(R)) as of March 31, 1998, the last trading day in the fiscal year ($.625 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.

DIRECTOR COMPENSATION

           Members of the Board of Directors who are not officers of the Company receive a fee of $500 for each Board meeting that they attend and are also reimbursed for the travel expenses incurred to attend such meetings.

BOARD OF DIRECTOR INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation Committee of the Board of Directors made all compensation determinations during the past fiscal year for the Company's executives. Dennis Pope was during the fiscal year ended March 31, 1998, both an officer and a director of the Company though he was not a member of the Compensation Committee.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

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

           Mr. Lemon has entered into an employment agreement, dated August 15, 1994, pursuant to which he agreed to be Vice President, General Counsel and Secretary of the Company. Effective March 1, 1997, Mr. Lemon was made Senior Vice President, General Counsel and Secretary and his employment agreement was amended so that he will receive an annual salary of $150,000. In addition, the Company has granted Mr. Lemon options to purchase 30,000 shares of Common Stock at $7.75 per share, 20,000 shares at $6.125 per share and 15,000 shares at $3.625 per share. Such options vest at the rate of 25% per year, commencing on the first anniversary of the agreement by which they were granted. If the Company terminates the agreement without cause, then the Company is obligated to pay Mr. Lemon in one lump sum his salary for four months.

           The Company's Board of Directors entered into agreements with Messrs. Pope, Lemon, Ellis, Chesley and Gregory W. Betz that would protect each such officer in the case of a change in control of the Company. These agreements are intended to provide certain benefits to the officers upon a "Change of Control" which is defined to mean (a) the acquisition by any person of 20% or more of Common Stock and Common Stock equivalents of the Company or 20% of the Company's voting power, (b) a liquidation, merger or consolidation of the Company, or (c) a change in the membership of the Company's Board of Directors over any period of two (2) years or less such that the directors sitting at the beginning of such period or who were nominated by at least two-thirds of the sitting directors cease to be a majority of the Company's Board of Directors. These officers of the Company are entitled to receive certain cash payments and health benefits if they leave the Company, either one year before or within two years after a Change in Control, for "Good Reason," "Disability," death or retirement or if they were terminated without "Cause" (in each case as the foregoing terms are defined in the agreements). Messrs. Pope and Lemon also have an additional period after a Change in Control in which they can voluntarily leave the Company and receive the benefits. The cash benefits provided for Mr. Pope will equal 200% of his annual salary on the date of termination. Mr. Lemon will receive 150% of the greater of his average salary and bonuses over the period of three
(3) fiscal years preceding the Change in Control or the period of three (3) fiscal years preceding his termination. The other three officers each will receive 75% of the greater of his average salary and bonuses over the three (3) fiscal years preceding the Change in Control or the period of three (3) fiscal years preceding his termination. In addition, the unvested options of Messrs. Pope and Lemon shall become vested upon a Change in Control. All such benefits shall be in lieu of any benefits provided under any such officer's employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of each class of the Company's voting securities as of June 30, 1998 by (i) each of the Company's directors and Named Executives who beneficially own Common Stock or Series C Preferred Stock, (ii) by all directors and officers as a group, and (iii) based on reports filed by each person with the Securities and Exchange Commission, by the known beneficial holders of more than 5% of any class of outstanding shares of the Company's voting securities. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment powers). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights on or before June 30, 1998. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                                                          SERIES C
                                                        COMMON STOCK(2)               PREFERRED STOCK
                                                  ------------------------------    -----------------------
                                                  NUMBER             PERCENTAGE     NUMBER      PERCENTAGE
NAME AND ADDRESS                                    OF                   OF           OF            OF
OF BENEFICIAL OWNER(1)                            SHARES             OUTSTANDING    SHARES      OUTSTANDING
----------------------                            ------             -----------    ------      -----------
William D. Eberle                                55,127(3)               *            --            --
Charles B. Moss, Jr                             994,362(4)             15.7%        12,000         24.5%
  c/o B.S. Moss Enterprises
  225 North Hill Street,
  Aspen, CO 81611
Thomas R. DiBenedetto                         1,014,362(5)             16.0%        12,000(6)      24.5%
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA 02109
DiBenedetto Showscan Limited                    706,672(7)             11.1%        12,000         24.5%
 Partnership
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA 02109
United Artists Theatre Circuit, Inc.            946,032(8)             14.4%        25,000         51.0%
  9110 East Nichols Avenue
  Suite 200
  Englewood, CO 80112
Kurt C. Hall(9)                                    --                   --            --            --
  c/o United Artists Theatre
        Circuit, Inc.
  9110 East Nichols Avenue
  Suite 200
  Englewood, CO 80112
Neuberger & Berman                              372,150(10)             6.6%          --            --
605 Third Avenue
New York, NY 10158
William C. Soady(11)                            273,250                 4.6%          --            --
Dennis Pope(12)                                 198,500                 3.4%          --            --
W. Tucker Lemon(13)                              55,750                  *            --            --
Michael B. Ellis(14)                             17,500                  *            --            --
Russell H. Chesley(15)                            8,750                 --            --            --
Rui C. Guimarais(16)                               --                   --            --            --

All Officers and Directors                    2,640,101                36.7%        24,000        100.0%
  as a Group (11 persons) (17)

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

(4) Consists of (a) 468,577 shares underlying currently exercisable stock purchase warrants, 44,101 of which are held by Charles B. Moss, III, Mr. Moss' son, and 44,101 of which are held by Robin H. Moss, Mr.

           Moss' ex-wife, as custodian for Elizabeth H. Moss, Mr. Moss' daughter, (b) 238,095 shares of Common Stock issuable upon conversion of Mr. Moss' Preferred Stock, (c) 155,000 shares of Common Stock held by the Charles B. Moss, Jr. Family Trust, (d) 6,200 shares of Common Stock held by M. F. P., LLC, a limited liability company whose members are Mr. Moss' children, (e) 21,900 shares of Common Stock held by Robin H. Moss, and (f) 104,590 shares of Common Stock owned by Mr. Moss. Robin H. Moss is the sole trustee of the Charles B. Moss, Jr. Family Trust. Mr. Moss disclaims beneficial ownership of the shares held by the Charles B. Moss, Jr. Family Trust, M. F. P., LLC and Robin H. Moss and the warrants held by Charles B. Moss, III and by Robin H. Moss as custodian for Elizabeth H. Moss.

(5) Includes (a) 238,095 shares of Common Stock issuable upon conversion of the Preferred Stock held by DiBenedetto Showscan Limited Partnership, a Delaware limited partnership, (b) 35,000 shares of the Common Stock owned by the DiBenedetto 1993 Family Trust, (c) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, (d) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, (e) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, (f) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto,
           (g) 468,577 shares of Common Stock underlying currently exercisable stock purchase warrants held by DiBenedetto Showscan Limited Partnership, and (h) 132,690 shares of Common Stock owned by Mr. DiBenedetto. Mr. DiBenedetto has sole voting and dispositive power over the securities beneficially owned by DiBenedetto Showscan Limited Partnership. Linda M. DiBenedetto, Mr. DiBenedetto's wife, is co-trustee of the DiBenedetto 1993 Family Trust. Mr. DiBenedetto disclaims beneficial ownership of the shares of Common Stock held by the DiBenedetto 1993 Family Trust, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, and the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto.

(6) Consists of 12,000 shares of Preferred Stock owned by DiBenedetto Showscan Limited Partnership. Mr. DiBenedetto has sole voting and dispositive power over these securities.

(7) Consists of 468,577 shares subject to currently exercisable stock purchase warrants and 238,095 shares of Common Stock issuable upon conversion of Preferred Stock.

(8) Consists of 450,000 shares subject to currently exercisable stock purchase warrants and stock purchase warrants exercisable within 60 days and 496,032 shares of Common Stock issuable upon conversion of Preferred Stock.

(9) Kurt C. Hall is an executive officer of United Artists Theatre Circuit, Inc. Mr. Hall does not have voting or investment power with respect to the securities held by United Artists Theatre Circuit, Inc.

(10) Neuberger & Berman disclaims beneficial ownership of 87,400 shares owned by certain of its individual partner(s) in their own personal accounts. Such shares were purchased with personal funds and each such partner has sole voting and dispositive power over the shares in his/her account.

(11) Includes 271,250 shares of currently exercisable stock options and options exercisable within 60 days.

(12) Includes 187,500 shares of currently exercisable stock options and options exercisable within 60 days.

(13) Includes 53,750 shares of currently exercisable stock options (10,000 of which are held by Mr. Lemon's wife) and options exercisable within 60 days. Mr. Lemon does not have voting or investment power with respect to the securities held by his wife.

(14) Includes 17,500 shares of currently exercisable stock options and options exercisable within 60 days.

(15)       Includes 8,750 shares of currently exercisable stock options.

(16) Rui C. Guimarais resigned from all positions with the Company in May, 1998. All options held by Mr. Guimarais were canceled 30 days after his resignation.

(17) Includes 1,553,531 shares subject to stock options and stock purchase warrants currently exercisable or exercisable within 60 days and 476,190 shares of Common Stock issuable upon conversion of Preferred Stock.

           Showscan, United Artists Theatre Circuit, Inc. ("UA"), Charles B. Moss, Jr. ("Moss"), Thomas R. DiBenedetto and DiBenedetto Showscan Limited Partnership, a Delaware limited partnership (collectively, the "DiBenedetto Entities") are party to that certain Voting Agreement, dated as of August 19, 1994, pursuant to which UA, Moss and the DiBenedetto Entities have agreed to vote the securities held by them in favor of each other's designees for the Company's Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           MOSS/DIBENEDETTO VENTURES. On September 27, 1993, the Company entered into that certain Purchase Agreement (the "Purchase Agreement") with Mr. Charles
B. Moss, Jr., a director of the Company ("Moss"), Mr. Thomas R. DiBenedetto, a director of the Company ("DiBenedetto"), and DiBenedetto Showscan Limited Partnership, a Delaware limited partnership affiliated with, and controlled by, DiBenedetto ("DiBenedetto LP"), pursuant to which, among other things, Moss, DiBenedetto and DiBenedetto LP collectively acquired the warrants to purchase an aggregate of 850,000 shares of Common Stock, 150,000 shares of Series A Preferred Stock, and 24,000 shares of Series B Preferred Stock. So long as Moss and DiBenedetto collectively own shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate 5% or more of the then outstanding Common Stock, the terms of the Purchase Agreement require that the Company continue to nominate Moss and DiBenedetto or their designees to the Company's Board of Directors. Additionally, affiliates of Moss and DiBenedetto have entered into two transactions for the purpose of owning, operating, developing and financing the Company's motion simulation attractions. The first transaction, a venture called the "Showscan City Walk Venture," was formed for the purpose of operating one of the Company's motion simulation attractions at Universal City Walk in Universal City, California which opened in November 1993. The parties to that venture are Showscan City Walk, Inc., a wholly-owned California subsidiary of the Company and the managing partner of Showscan City Walk Venture, Moss Family LA Corp., a California corporation controlled by Moss, and DiBenedetto City Walk Limited Partnership, a Delaware limited partnership controlled by DiBenedetto. Initially, the Moss and DiBenedetto affiliates together owned a 1% investment and had a right to acquire a collective 50% investment in the venture for a price based on the cash flow of the motion simulation attraction. The Moss and DiBenedetto affiliates exercised the right to acquire the 50% investment in January 1994. Upon the exercise of the option, the Moss and DiBenedetto affiliates each paid the Company $10,000. The balance of the purchase price ($247,772) was paid in March, 1996. As of June 30, 1998, the Moss and DiBenedetto affiliates each owed the Company $46,250 with respect to advances made to the Showscan CityWalk Venture on their behalf to satisfy capital calls to cover operating expenses. On July 8, 1998, the Moss and DiBenedetto affiliates indicated to the Company that they dispute their obligation to pay these sums and the Company has reserved such amounts in its Fiscal 1998 financial statements.

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

           The Showscan Attractions Venture agreement contemplates that the parties thereto will jointly develop, own and operate the Company's motion simulator attractions through the venture or through other corporations, partnerships or entities formed by them. In accordance with the foregoing, the parties to the Showscan Attractions Venture formed Cinemania (UK) Limited for the purpose of developing, owning and operating the Company's motion simulator attraction in London which opened in late September 1994 (the "London Theatre"). Showscan Attractions, Inc. owns 50% of the outstanding capital stock of Cinemania (UK) Limited, the Moss Partner owns 25% of the capital stock, and the DiBenedetto Partner owns 25%. As of June 30, 1998, funding for the Attractions Venture has been provided by Showscan Attractions, Inc. $2,404,805; Moss Partner $571,408; and DiBenedetto Partner $571,408. The rights contributed to the Showscan Attractions Venture included the rights to two motion simulation attraction leases and the rights to a trademark to be used in connection with one motion simulation attraction. The services contributed, and to be contributed in the future, consist of development services related to the London motion simulation attraction, including coordinating the design and construction of the facility and the opening and subsequent on-going management of the facility. The London Theatre is managed by Showscan Attractions, Inc., as the managing partner of the Showscan Attractions Venture, through a management agreement with Robins Cinemas, Ltd. ("Robins"). Moss is a 5% stockholder and a director of Robins. The stockholders of Cinemania (UK) Limited closed the London Theatre on July 3, 1998 and have placed the company in liquidation.

           In August 1995, Showscan Attractions Venture and Maloney Development Partnership Ltd. ("Maloney"), an unaffiliated Texas limited partnership, formed a Texas limited liability company called Showscan Maloney, LLC to own and operate the Company's motion simulation attraction in the San Antonio Riverwalk District, in San Antonio, Texas. Showscan Attractions Venture and Maloney own equal interests in Showscan Maloney, LLC; therefore, the Company's share in the cash flow from the motion simulation attraction is 25% plus the annual film rentals, royalties and management fees that Showscan Maloney, LLC is separately required to pay to the Company. Day-to-day management of the motion simulation attraction is handled by the Company as the sole manager of Showscan Maloney, LLC. The partners of Showscan Maloney, LLC closed the theatre on September 7, 1997 and are liquidating its assets. The partners have further agreed to distribute the theatre equipment to the Company, which is in the process of negotiating to sell the equipment to a non-affiliated third party. The Company expects to fully realize the carrying value of its investment in this venture upon the completion of the liquidation and subsequent sale.

           In connection with the Showscan Attraction Venture and Cinemania (UK) Limited, the Moss Partner and the DiBenedetto Partner each owed the Company $108,970 and $89,373, respectively, as of June 30, 1998 with respect to advances made to the Showscan Attractions Venture on their behalf to satisfy capital calls to cover operating expenses at the theatres. On July 8, 1998, the Moss Partner and the DiBenedetto Partner indicated to the Company that they dispute their obligation to pay these sums and the Company has reserved such amounts in its Fiscal 1998 financial statements.

           Pursuant to a Proprietary Property Acquisition and Management Agreement dated as of September 27, 1993, between the Company and Showscan Attractions Venture, the Company granted to the Showscan Attractions Venture rights to utilize proprietary property and rights of the Company in connection with the development and operation of the Company's motion simulation attractions. Under that agreement, the Company has been retained to manage the motion simulation attractions developed and operated by the venture. The venture has also retained Moss Entertainment Corp., a corporation controlled by Moss, and DiBenedetto Corp., an affiliate of DiBenedetto, to provide certain services in connection with the acquisition of properties for the Company's motion simulation attractions and the potential disposition of those attractions. Moss Entertainment Corp. and DiBenedetto Corp. are to receive fees for providing acquisition and disposition services upon the sale or other disposition of certain of the initial theatres developed by the venture.

THE UNITED ARTISTS VENTURE. On August 19, 1994, the Company entered into that certain Purchase Agreement (the "UA Purchase Agreement") with UA, pursuant to which, among other things, UA purchased 25,000 shares of Preferred Stock and warrants representing the right to purchase an aggregate of 552,000 shares of Common Stock. So long as UA owns shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate of at least 500,000 shares of Common Stock, the terms of the UA Purchase Agreement require that the Company continue to nominate a designee of UA to the Company's Board of Directors. Kurt C. Hall, a director of the Company and an executive officer of UA, is the designee of UA. In connection with the transactions effected by the UA Purchase Agreement, the Company and UA agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The Company is managing partner of the UA Venture while UA is the administrative partner. Pursuant to a Theater Rights Agreement, dated as of August 19, 1994, as amended (the "Theater Rights Agreement"), whenever UA or the UA Venture builds the Company's motion simulation attraction theatre, such entity will have the exclusive rights to exhibit the Company's motion simulation attraction films within a pre-agreed area surrounding such location. Also, pursuant to the Theater Rights Agreement, UA will develop and coordinate the construction of new and/or the conversion of existing theatres to the Company's motion simulation attractions and will manage each theatre pursuant to pre-negotiated terms. The Company, in turn, has agreed to pre-negotiated terms for the sale of the Company's equipment, installation, servicing and the licensing of the Company's motion simulation films. The Company will also make available to both the UA Venture and UA its library of specialty films which utilize the patented Showscan process, to the extent that either the UA Venture or UA builds or converts existing theatres into specialty theatres for the exhibition of specialty films.

           Pursuant to the Theater Rights Agreement, UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites at any time prior to August 19, 1999 for the installation of Showscan Attractions in existing or to-be-built UA theatre complexes. If the UA Venture declines to acquire a particular location, then UA must install a Showscan motion simulation attraction theatre at the first 24 sites that the UA Venture declines to acquire. As of June 30, 1998 UA has installed 8 Showscan Attractions. The Theater Rights Agreement also contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The Theater Rights Agreement provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later that December 31, 1995. UA was unable to meet this commitment and therefore UA has an Obligation at March 31, 1998, to pay to the Company $712,000 together with interest thereon at the rate of 7.5% per annum (the "Obligation") from January 1, 1996 until paid in full. In July 1998, the Company and UA reached an agreement to settle the Obligation by means of a $318,000 payment in July 1998, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment of the remaining amounts over approximately one year. The Theater Rights Agreement contains further provisions that require UA to make payments to the Company if UA is unable to meet its obligations and that require the Company to make payments to UA if the UA Venture is unable to meet certain of its obligations. UA is obligated to pay the Company $330,000 for each Showscan Attraction which is not purchased and installed by August, 1999 (presently 16 theatre sites) and the Company is obligated to pay UA $165,000 if the UA Venture does not select a joint venture site by August, 1999. UA may also satisfy its obligations to the Company by actually paying to the Company at least $13,950,000 in the aggregate for motion simulation and/or projection equipment; provided, however, that in July, 1998 those provisions were modified so that only 50% of each order for projection equipment sourced through the Company shall be counted towards the target and any orders of projection equipment must result in an aggregate benefit (as defined) to the Company of at least $3,200,000. To date, UA has purchased approximately $7 million of equipment from the Company or approximately one-half of the target amount. To date, UA has offered to the UA Venture eight sites at new or existing UA movie theatre multiplexes. The UA Venture declined seven of these sites because they did not meet the criteria of the UA Venture. The UA Venture had accepted the offer by UA of the Showscan Attraction site in Austin, Texas, which acceptance was to be effective July 1, 1997. During the process of finalizing documentation relating to the acquisition of the Austin site, however, UA entered into a merger transaction with other large theatre chains and circumstances surrounding the merger transaction created uncertainty with respect to the Austin site. In conjunction therewith, UA advised the UA Venture not to proceed with the Austin site acquisition, accordingly, the UA Venture has terminated its plans to acquire ownership of the Showscan Attraction at the Austin site.

           In connection with the foregoing, the Theater Rights Agreement has been amended by the Company and UA to eliminate certain installation requirements in Malaysia and to add those requirements to the overall UA obligations. In connection with the amendment, (a) UA relinquished its exclusivity rights to Malaysia and eliminated its rights of first refusal in the Asia Territory (as defined in the Theater Rights Agreement), (b) the Company agreed to make certain payments (the "Payments") to UA each time the Company sells a simulation theatre to a third party in Malaysia or the Asia Territory, and (c) the Company agreed to certain reduced pricing for a certain number of its 15/70 format theatre systems. In July 1998, the Theater Rights Agreement was further amended (the "Third Amendment") as discussed above, to eliminate the Payments after the offset of certain amounts and to increase through June 30, 1999 the level of percentage film rental that UA pays to the Company. These amendments together with the purchase by the Company of certain motion base equipment owned by UA were used in partial satisfaction of the Obligation. The Third Amendment also amended the Theater Rights Agreement to expand the ability of UA to source projection equipment through the Company. UA may now purchase 15/70, 8/70 and 4/35 projection equipment through the Company and 50% of each such purchase shall apply towards the $13,950,000 equipment purchase target that is an alternate way that UA may satisfy its obligations to the Company. The Third Amendment also establishes that this expanded right to source projection equipment through the Company must result in at least an aggregate benefit (as defined) to the Company of $3,200,000.

           In connection with the formation of the UA Venture and the modification to the Showscan Attractions Venture that it necessitated, the Company entered into a royalty agreement with Moss and DiBenedetto Partner which provides that each time that the UA Venture opens the Company's motion simulation attraction theatre in one of the areas granted to UA, each of Moss and DiBenedetto Partner will receive a one-time cash fee and thereafter will receive an annual royalty based on the net cash flow (as defined) received by the Company from the operations of such UA Venture theatre.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.(1)(2)  FINANCIAL STATEMENTS AND SCHEDULES.

           See the Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereafter, which is incorporated herein by reference.

a.(3)  EXHIBITS



        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
           2.1        Agreement and Plan of Reorganization, dated as of August
                      4, 1997, by and among Iwerks Entertainment, Inc., IWK-1
                      Merger Corporation and Showscan Entertainment Inc. (p)

           2.2 Amendment No. 1 to Agreement and Plan of Reorganization, dated December 29, 1997, by and among Iwerks
                      Entertainment, Inc., IWK-1 Merger Corporation and Showscan
                      Entertainment Inc. (q)

           3.1        Restated Certificate of Incorporation.(j)

           3.2        Certificate of Amendment to Restated Certificate of
                      Incorporation, dated August 3, 1990.(j)

           3.3        Second Certificate of Amendment of Restated Certificate of
                      Incorporation of Showscan Corporation, dated August 18,
                      1994.(j)

           3.4        Certificate of Designations with respect to Series C
                      Convertible Preferred Stock of Showscan Corporation, as filed with the Secretary of State of Delaware on August
                      22, 1994.(h)

           3.5        Certificate of Designations with respect to Series D
                      Participating Preferred Stock of Showscan Entertainment
                      Inc., as filed with the Secretary of State of Delaware on November 9, 1994.(j)

           3.6        Bylaws of the Company, as amended.(n)

           4.1 Specimen certificate of the Common Stock, $.001 par value, of the Company.(a)

           4.2        Stock Purchase Warrant, dated March 9, 1989, issued by the
                      Company to Columbia Pictures Industries, Inc.(a)

           4.3        Warrant Agreement, dated as of September 27, 1993, among
                      Showscan Corporation and Charles B. Moss, Jr. and
                      DiBenedetto Showscan Limited Partnership.(b)

           4.4        Form of Warrant Agreement entered into with William D.
                      Eberle.(g)

        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------

           4.5        Registration Rights Agreement, dated as of September 27,
                      1993, among Showscan Corporation, Charles B. Moss, Jr.,
                      Thomas R. DiBenedetto and DiBenedetto Showscan Limited
                      Partnership.(b)

           4.6        Specimen Certificate of Series C Convertible Preferred
                      Stock, $.001 par value, of the Company.(j)

           4.7 Warrant Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre
                      Circuit, Inc.(h)

           4.8        Registration Rights Agreement, dated as of August 19,
                      1994, by and between Showscan Corporation and United
                      Artists Theatre Circuit, Inc.(h)

           4.9 Rights Agreement, dated as of November 11, 1994, by and between Showscan Entertainment Inc. and Continental Stock
                      Transfer & Trust Company.(i)

           4.10       Registration Rights Agreement, dated as of September 22,
                      1994, by and among Showscan Entertainment Inc., Charles B.
                      Moss, Jr. and DiBenedetto Showscan Limited Partnership.(j)

           4.11 Note Purchase, Paying and Conversion Agency Agreement, dated as of August 14, 1995, by and between Showscan
                      Entertainment Inc. and Banca del Gottardo.(k)

           4.12       Global Note, dated September 1, 1995, made by Showscan
                      Entertainment Inc. in favor of Banca del Gottardo.(k)

           4.13 Agency Agreement, dated as of August 14, 1995, by and between Showscan Entertainment Inc. and Banca del
                      Gottardo.(k)

           4.14 Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Banca del
                      Gottardo.(k)

           4.15 Amendment to Pledge/Security Agreement, dated as of September 1, 1995, by and between Showscan Entertainment
                      Inc. and Banca del Gottardo.(k)

           4.16 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack M.
                      Ferraro.(l)

           4.17       Registration Rights Agreement, dated as of September 1,
                      1995, by and between Showscan Entertainment Inc. and Jack
                      M. Ferraro.(l)

           4.18 Warrant Agreement, dated as of September 1, 1995, by and between Showscan Entertainment Inc. and Jack Erlanger.(l)

           4.19       Registration Rights Agreement, dated as of September 1,
                      1995, by and between Showscan Entertainment Inc. and Jack
                      Erlanger.(l)

           4.20 Warrant Agreement, dated as of October 3, 1995, by and between Showscan Entertainment Inc. and Intralink Film
                      Graphic Design.(l)

        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
           4.21       Rights Agreement Amendment, dated as of August 4, 1997, by and between Showscan Entertainment Inc. and Continental
                      Stock Transfer & Trust Company. (p)

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
                      Partnership.(b)

        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
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

           10.21      Employment Agreement, dated May 3, 1994, between the
                      Company and Dennis Pope, as amended.(j)

           10.22 Purchase Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre
                      Circuit, Inc.(h)

           10.23 Joint Venture Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists
                      Theatre Circuit, Inc.(h)

           10.24 Theater Rights Agreement, dated as of August 19, 1994, among Showscan Corporation, United Artists Theatre
                      Circuit, Inc. and Showscan/United Artists Theatres Joint
                      Venture.(h)

           10.25      First Amendment to Theater Rights Agreement, dated as of
                      March 30, 1995, by and among Showscan Entertainment Inc.,
                      United Artists Theatre Circuit, Inc. and Showscan/United
                      Artists Theatres Joint Venture.(j)

           10.26      Master Management and Development Agreement, dated as of
                      August 19, 1994, among Showscan Corporation, United
                      Artists Theatre Circuit, Inc. and Showscan/United Artists
                      Theatres Joint Venture.(h)

           10.27      Amendment No. 1 to the Showscan Attractions Joint Venture
                      Agreement, dated as of September 22, 1994, by and among DiBenedetto O&O Limited Partnership, Showscan Attractions,
                      Inc., and Moss Family O&O Corp.(j)

           10.28 Standstill Agreement, dated as of August 22, 1994, by and among Showscan Corporation, United Artists Theatre
                      Circuit, Inc., Charles B. Moss, Jr., Thomas DiBenedetto and DiBenedetto Showscan Limited Partnership.(h)

        EXHIBIT
         NUMBER                                DESCRIPTION
        -------                                -----------
           10.29      Stock Exchange Agreement, dated as of September 22, 1994,
                      by and among Showscan Entertainment Inc., Charles B. Moss,
                      Jr., Thomas R. DiBenedetto, and DiBenedetto Showscan
                      Limited Partnership.(j)

           10.30 Royalty Agreement, dated as of September 22, 1994, by and among Showscan Entertainment Inc., Moss Family O&O Corp.
                      and DiBenedetto O&O Limited Partnership.(j)

           10.31      Second Amendment to Theater Rights Agreement, dated as of
                      December 31, 1995, by and among Showscan Entertainment
                      Inc., United Artists Theatre Circuit, Inc. and
                      Showscan/United Artists Theatres Joint Venture.(l)

           10.32      Agreement, dated August 7, 1996, between the Company and
                      Dennis Pope.(m)

           10.33      Agreement, dated August 7, 1996, between the Company and
                      W. Tucker Lemon.(m)

           10.34 Credit Agreement, dated as of November 1, 1997, by and between Showscan Entertainment Inc. and Eldee
                      Foundation.(o)

           21.1       List of Subsidiaries of the Company.(l)

           23.1       Consent of Ernst & Young LLP.

           27.1       Financial Data Schedule.


----------

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

           (n) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended by the Form 10-K/A's dated July 29, 1997 and August 14, 1997, for the fiscal year ended March 31, 1997, and incorporated herein by reference.

           (o) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997, and incorporated herein by reference.

           (p) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 4, 1997, and incorporated herein by reference.

           (q) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 29, 1997, and incorporated herein by reference.

b. THE FOLLOWING REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED MARCH 31, 1998.

                        NONE.

                          INDEX TO FINANCIAL STATEMENTS
                           SHOWSCAN ENTERTAINMENT INC.



Report of Independent Auditors.............................................F-2

Consolidated Balance Sheets at March 31, 1998 and 1997.....................F-3

Consolidated Statements of Operations for the years ended
  March 31, 1998, 1997 and 1996............................................F-5

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996......................................F-6

Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1997 and 1996............................................F-7

Notes to Consolidated Financial Statements.................................F-9

Consolidated Financial Statement Schedule:

    Schedule II.    Valuation and Qualifying Accounts......................F-30


           All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                         Report of Independent Auditors





Board of Directors and Stockholders
Showscan Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Showscan Entertainment Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Showscan Entertainment Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Los Angeles, California
July 14, 1998

                           Showscan Entertainment Inc.

                           Consolidated Balance Sheets

                  (Dollars in Thousands, Except Share Amounts)


                                                                        MARCH 31
                                                                    1998        1997
                                                                  --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 2,492      $ 2,562
    Accounts receivable, net of allowances of $1,126 (1998)
       and $425 (1997)                                              2,161        2,716
    Unbilled receivables on uncompleted equipment
       contracts (Note 1)                                             708           --
    Due from affiliated entities, net of allowances (Note 8)          794          884
    Equipment sales inventory                                       1,186        1,289
    Prepaid expenses and other current assets (Note 1)                193        1,072
                                                                  --------------------
Total current assets                                                7,534        8,523




Film library, net (Note 1)                                          3,765        5,520

Equipment and leasehold improvements, less
    depreciation and amortization (Note 2)                            447          868

Investment in and advances to O&O theatres (Notes 1 and 7)            440        2,123

Patents and other intellectual properties, net of
    amortization (Note 1)                                             900        1,336

Other assets                                                          625        1,558
                                                                  --------------------
Total assets                                                      $13,711      $19,928
                                                                  ====================

See accompanying notes.

                                                                                                 MARCH 31
                                                                                           1998           1997
                                                                                         -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                     $    752       $    654
    Customer advances on uncompleted film and equipment
      contracts (Note 1)                                                                    2,317          1,033
    Accrued expenses and other current liabilities (Note 1)                                 2,241          2,308
    Note payable (Note 4)                                                                   1,000              -
                                                                                         -----------------------
Total current liabilities                                                                   6,310          3,995

8% convertible notes (Note 3)                                                               5,690          5,690
                                                                                         -----------------------
Total liabilities                                                                          12,000          9,685
                                                                                         -----------------------
Commitments and contingencies (Note 11)

Stockholders' equity (Note 6):
    Series A Convertible Preferred Stock, $.001 par value;
       150,000 shares authorized, no shares issued and outstanding in 1998 and 1997            --             --
    Series C Convertible Preferred Stock, $.001 par value;
       100,000 shares authorized; 49,000 shares issued and outstanding in 1998
       and 1997, $100 per share liquidation preference (Note 5)                                --             --
    Common stock, $.001 par value; 20,000,000 shares
       authorized; shares issued and outstanding of
       5,642,058 in 1998 and 1997                                                               6              6
    Additional paid-in capital                                                             42,567         42,567
    Accumulated deficit                                                                   (40,862)       (32,330)
                                                                                         -----------------------
Total stockholders' equity                                                                  1,711         10,243
                                                                                         -----------------------
Total liabilities and stockholders' equity                                               $ 13,711       $ 19,928
                                                                                         =======================

See accompanying notes.

                           Showscan Entertainment Inc.

                      Consolidated Statements of Operations

                  (Dollars in Thousands, Except Share Amounts)


                                                                     YEAR ENDED MARCH 31
                                                             1998           1997           1996
                                                           --------------------------------------
Revenues (Note 10):
    Film licensing and production services                 $  5,726       $  6,236       $  9,039
    Equipment sales and related services                      4,688         11,475          8,426
                                                           --------------------------------------
                                                             10,414         17,711         17,465

Costs of revenues                                             8,756         10,854          8,399
                                                           --------------------------------------
Gross profit                                                  1,658          6,857          9,066

Other costs and expenses:
    General and administrative expenses                       7,860          6,904          7,576
    Depreciation and amortization                               875            961            971
                                                           --------------------------------------
                                                              8,735          7,865          8,547
                                                           --------------------------------------
Operating income (loss)                                      (7,077)        (1,008)           519

Other income (expense):
    Equity in net operations of O&O theatres (Note 7)          (540)          (694)          (217)
    Effect of impairment loss on equity in net
      operations of O&O theatres (Note 7)                      (313)        (1,771)             -

    Other income, including interest of $123 (1998),
      $241 (1997) and $250 (1996)                               127            250            358

    Other expense, including interest of $703 (1998),
      $672 (1997) and $410 (1996)                              (725)          (692)          (555)
                                                           --------------------------------------
                                                             (1,451)        (2,907)          (414)
                                                           --------------------------------------
Income (loss) before taxes                                   (8,528)        (3,915)           105
Provision for income taxes                                        4              4              4
                                                           --------------------------------------
Net income (loss)                                          $ (8,532)      $ (3,919)      $    101
                                                           ======================================
Basic net income (loss) per common share (Note 1)          $  (1.51)      $  (0.70)      $   0.02
                                                           ======================================
Diluted net income (loss) per common share (Note 1)        $  (1.51)      $  (0.70)      $   0.01
                                                           ======================================

See accompanying notes.

                           Showscan Entertainment Inc.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)


                                              Series A         Series C
                                            Convertible       Convertible
                                          Preferred Stock    Preferred Stock      Common Stock
                                         --------------------------------------------------------  Additional
                                           Number            Number             Number              Paid-In  Accumulated
                                         of Shares  Amount  of Shares  Amount  of Shares   Amount   Capital    Deficit      Total
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1995                 150,000   $   -    49,000    $  -    5,242,859    $  5   $ 41,756   $(28,512)    $ 13,249
   Conversion of Series A Convertible
     Preferred Stock to common stock     (150,000)      -         -       -      165,380       -          -          -            -
   Exercise of stock options                                                       6,000                 30                      30
   Conversion of convertible notes
     payable to common stock                    -       -         -       -       66,085       -        345          -          345
   Other                                        -       -         -       -            -       -       (427)         -         (427)
   Net income                                   -       -         -       -            -       -          -        101          101
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1996                       -       -    49,000       -    5,480,324       5     41,704    (28,411)      13,298
   Conversion of convertible notes to
     common stock and other                     -       -         -       -      161,734       1        863          -          864
   Net loss                                     -       -         -       -            -       -          -     (3,919)      (3,919)
                                         -------------------------------------------------------------------------------------------
Balance at March 31, 1997                       -       -    49,000       -    5,642,058       6     42,567    (32,330)      10,243
   Net loss                                     -       -         -       -            -       -          -     (8,532)      (8,532)
                                         ------------------------------------------------------------------------------------------
Balance at March 31, 1998                       -   $   -    49,000    $  -    5,642,058    $  6   $ 42,567   $(40,862)    $  1,711
                                         ==========================================================================================

See accompanying notes.

                          Showscan Entertainment Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                                                             YEAR ENDED MARCH 31
                                                                                         1998          1997      1996
                                                                                       --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                      $(8,532)      $ (3,919)  $  101
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                                                        875            961      971
      Amortization of film library                                                       2,782            613      481
      Amortization of debt issue costs                                                     199            198       85
      Provision for doubtful accounts receivable                                           970            270      440
      Provision for amounts due from affiliated entities                                   279              -        -
      Equity in net operations of O&O theatres,
        including impairment loss                                                          853          2,465      217
      Accrued interest on note payable                                                      38              -        -
      Changes in operating assets and liabilities:
         Accounts receivable                                                              (415)        (1,101)    (279)
         Due from affiliated entities                                                     (189)           332     (319)
         Equipment sales inventory                                                         103            258      595
         Unbilled receivables on uncompleted equipment
           contracts                                                                      (708)         1,122     (252)
         Prepaid expenses and other assets                                                 879         (1,784)     (12)
         Investment in and advances to O&O theatres                                        830           (164)  (2,486)
         Accounts payable, accrued expenses and other                                       (5)          (992)   2,023
         Customer advances on uncompleted equipment
           contracts                                                                     1,284         (1,110)    (786)
                                                                                       -------------------------------
Net cash (used in) provided by operating activities                                       (757)        (2,851)     779

INVESTING ACTIVITIES
Purchases of short-term investments                                                          -              -   (3,086)
Redemptions of short-term investments                                                        -          3,086        -
Additions to film library                                                               (1,027)        (2,652)  (2,568)
Purchases of equipment and leasehold improvements
  and other, net                                                                           844            (76)    (151)
                                                                                       -------------------------------
Net cash (used in) provided by investing activities                                    $  (183)       $   358  $(5,805)

                           Showscan Entertainment Inc.

                             (Dollars in Thousands)


                                                                                             YEAR ENDED MARCH 31
                                                                                         1998          1997      1996
                                                                                      --------------------------------
FINANCING ACTIVITIES
Net proceeds from 11% short-term note payable                                         $   870     $     -     $     -
Proceeds from borrowings, net of debt issue costs                                           -           -       6,381
Repayment of subordinated note payable                                                      -           -      (3,121)
Proceeds from exercise of stock options                                                     -           -          30
                                                                                      -------------------------------
Net cash provided by financing activities                                                 870           -       3,290
                                                                                      -------------------------------
Net decrease in cash and cash equivalents                                                 (70)     (2,493)     (1,736)

Cash and cash equivalents at beginning of year                                          2,562       5,055       6,791
                                                                                      -------------------------------
Cash and cash equivalents at end of year                                              $ 2,492     $ 2,562     $ 5,055
                                                                                      ===============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                         $   463     $   479     $ 1,818
                                                                                      ===============================
Income taxes paid                                                                     $     4     $     4     $     4
                                                                                      ===============================

See accompanying notes.

                           Showscan Entertainment Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OF THE COMPANY

Showscan Entertainment Inc. (the Company) is a leader in the production and distribution of exciting movie-based entertainment attractions to the rapidly expanding out-of-home entertainment marketplace. The Company's motion simulation and specialty theatres are open or under construction around the world, located in theme parks, motion picture mutiplexes, expos, world fairs, resorts, shopping centers, casinos, museums and other tourist destinations.

The Company's simulation attractions combine the exhibition of a short action film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates a "thrill ride" or action entertainment experience (such as riding a runaway train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides.

The Company is presently in the business of: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those produced using the Showscan Process and those acquired from other producers);
(ii) licensing the proprietary technologies necessary to produce and exhibit the Company's films; (iii) selling and installing motion simulation attractions and specialty theatres (including projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

                           Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS OF THE COMPANY (CONTINUED)

The Company's primary business strategy is to develop high margin recurring revenues from the licensing and distribution of movie-based software to all owner/operators of simulation attractions (including those installed by Showscan and those previously installed by competitors of Showscan) and from ticket sales at, and the licensing of its movie-based software to, its O&O Theatres. The Company seeks to increase the demand for its film library by significantly increasing the installed base of both its motion simulation attractions and specialty theatres.

BUSINESS PLANS, MANAGEMENT STRATEGIES AND BASIS OF PRESENTATION

The Company has since inception, incurred recurring losses and had losses aggregating $12,451,000 during the fiscal years ended March 31, 1998 and 1997. The Company, during fiscal 1998, has taken a substantial number of actions in order to implement significant cost reductions, including the reduction in employee head-count to 29 from 61 a little more than a year ago, thoroughly revising its strategy in regards to O&O Theatres and closing five of the seven O&O Theatre screens in London, England (two screens), San Antonio, Texas and Framingham, Massachusetts (two screens), settled all major litigation, and has also evaluated non-performing assets.

Company management has taken these steps without severely impacting operations. Management believes that the substantial slowdown in new equipment sales during the pendency of the merger with Iwerks Entertainment, Inc. had a materially adverse effect on the Company's results for fiscal 1998 (announced on August 5, 1997 and eventually failed on March 31, 1998).

Company management may implement further cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head count to approximately 20), relocating to smaller office space and other actions.

The Company has limited capital resources and has debt obligations from two different financial institutions which mature in November 1998 ($1,000,000) and in September 1999 ($5,690,000). The Company has held preliminary discussions with its European bank regarding additional financing in excess of the $5,690,000 currently outstanding and has had preliminary discussions with both creditors with regard to renegotiation of the debt repayment schedules.

                          Showscan Entertainment Inc.

1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS PLANS, MANAGEMENT STRATEGIES AND BASIS OF PRESENTATION (CONTINUED)

The Company believes that its existing funds, combined with the Company's ability to generate cash from future operations, will be adequate to finance its revised levels of activities and operations for the next twelve months; however, based on the Company's current cash flow projections, it is anticipated that cash generated from operations will not be sufficient to pay all of the $5,690,000 due on September 1, 1999. The Company has certain alternatives available to it, including the possible sale and/or licensing of assets, renegotiation of debt re-payment schedules, pursuing the raising of cash through debt and/or equity financings, the further curtailment of operating expenses and the receipted payments by the Company from UA by August 1999 either through the order of projection and/or motion simulation equipment or through the liquidated damages provisions of the Theater Rights Agreement with UA (estimated to be at least $3,200,000)(see Note 7).

The Company believes that it has sufficient business alternatives and flexibilities in order to finance its operations for the foreseeable future. Accordingly, the accompanying consolidated financial statements have been prepared on the basis that the Company will continue as an operating entity.

CONSOLIDATION

The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

The Company accounts for its investment in O&O Theatres (see Note 7) using the equity method of accounting.

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


                                                                MARCH 31
                                                          1998            1997
                                                        ------------------------
Films in production                                     $   610          $ 2,399
Completed films in release                               13,054           10,239
                                                        ------------------------
                                                         13,664           12,638
Less accumulated amortization                             9,899            7,118
                                                        ------------------------
                                                        $ 3,765          $ 5,520
                                                        ========================

Films are being amortized over their estimated future revenue stream (generally five to seven years) as revised quarterly, if applicable; however, many of the Company's films are expected to generate revenues for periods up to ten years or longer. The Company estimates that approximately 80% of unamortized film costs at March 31, 1998 will be amortized over the next four fiscal years.

PATENTS AND OTHER INTELLECTUAL PROPERTIES

Patents (expiring in fiscal year 2002) and other intellectual properties represent the excess of the total purchase cost over the values assigned to tangible assets at the date of acquisition of the Showscan process.

Amortization is provided on the basis of the ratio of annual revenues to projected revenues over the lives of the patents, as revised quarterly, if applicable, from the Showscan process with minimum annual amortization of approximately $434,000 (equal to 1/15 of the original balance of $6,504,000). Accumulated amortization of the patents and other intellectual properties was $5,604,000 and $5,169,000 at March 31, 1998 and 1997, respectively.

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

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally 7 to 12 years. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Depreciation and amortization of equipment and leasehold improvements was $441,000, $527,000 and $537,000 for the years 1998, 1997 and 1996, respectively.

FILM LICENSING REVENUES

Revenues from film license agreements are recognized when the license period begins and the film is available pursuant to the terms of the license agreement and accepted by the customer.

INCOME TAXES

The Company accounts for taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                          Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

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

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are the following:


                                                          1998           1997
                                                      --------------------------
Accrued participations and royalties                  $1,305,000      $  972,000
Accrued cost of film and equipment sales                 558,000         679,000
Other items                                              378,000         657,000
                                                      --------------------------
                                                      $2,241,000      $2,308,000
                                                      ==========================

                          Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosures requirements of SFAS 123 in fiscal year 1997 (see Note 6).

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), effective with its March 31, 1998 fiscal year end. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings Per Share" (APB No. 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Per share information has been determined on the basis of 5,642,058 and 5,594,245 weighted average shares outstanding for the years ended March 31, 1998 and 1997, respectively.

                          Showscan Entertainment Inc.

1. COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

For the year ended March 31, 1996, the weighted average shares outstanding used in the computation of basic and diluted EPS were 5,344,945 and 7,471,949, respectively. The weighted average shares for diluted EPS gives effect to the assumed conversion of the Company's Convertible Preferred Stock (the effect of all other common stock equivalents was anti-dilutive and thus not reflected in the per share computation).

2. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 1998 and 1997 were as follows:


                                                           1998          1997
                                                       --------------------------
Showscan equipment                                     $4,583,000     $4,580,000
Leasehold improvements                                    927,000        926,000
Office furniture and equipment                            665,000        652,000
                                                       -------------------------
                                                        6,175,000      6,158,000
Less accumulated depreciation and amortization          5,728,000      5,290,000
                                                       -------------------------
                                                       $  447,000     $  868,000
                                                       =========================

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

The notes are convertible into common stock at the option of the holder at a conversion price (subject to certain anti-dilution adjustments) of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date). Through March 31, 1998, $1,310,000 of notes were converted into 227,819 shares of common stock, leaving an outstanding balance of $5,690,000.

                          Showscan Entertainment Inc.

3. 8% CONVERTIBLE NOTES (CONTINUED)

The fair value of the Convertible Notes was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At March 31, 1998 and 1997, the carrying value of the Convertible Notes exceeded the fair value by approximately $500,000 and $1,300,000, respectively.

4. 11% PROMISSORY NOTE

On November 1, 1997, the Company completed a placement of a $1,000,000 promissory note through an unaffiliated third party. The note bears interest at a rate of 11% per annum. Principal and interest are payable in full on November 15, 1998. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof. In connection with the placement, $130,000 of debt issue costs were incurred and are being amortized over the life of the note.

5. PREFERRED STOCK

The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations, restrictions and the number of shares constituting any such series.

The Company is authorized to issue a total of 10,000,000 shares of preferred stock of which 49,000 shares are issued as of March 31, 1998. Accordingly, 9,951,000 shares of preferred stock are available for issuance.

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

                          Showscan Entertainment Inc.
             Notes to Consolidated Financial Statements (continued)

5. PREFERRED STOCK (CONTINUED)

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

                          Showscan Entertainment Inc.
             Notes to Consolidated Financial Statements (continued)

6. STOCK OPTIONS AND WARRANTS

OPTIONS

The Company currently has two stock option plans in effect, the 1987 Option Plan and the 1992 Option Plan (collectively, the Plans). The Plans provide for the issuance of nonqualified and qualified stock options under the Internal Revenue Code of 1986, as amended. An aggregate of 300,000 shares of common stock were initially reserved for grant under the 1992 Option Plan to officers, directors and employees as well as independent contractors and consultants who performed services for the Company. In 1995, the 1992 Option Plan was amended to permit the grant of up to 800,000 shares of common stock and such number of shares have been reserved for grant at March 31, 1998. All remaining shares reserved for grant under the 1987 Option Plan were cancelled upon adoption of the 1992 Option Plan. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to ten years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant and the term of the option may not exceed five years.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each of the years ended March 31, 1997 and 1996 (there were no options granted in fiscal
1998): risk-free interest rates ranging from 5% to 6%, volatility factors of the expected market price of the Company's common stock of .361, and a weighted average expected life of the options ranging from 7 to 10 years.

                          Showscan Entertainment Inc.
             Notes to Consolidated Financial Statements (continued)

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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


                                      1998             1997            1996
                                -----------------------------------------------

Pro forma net loss              $  (9,137,000)    $  (4,475,000)    $  (402,000)
Pro forma loss per share        $       (1.62)    $       (0.80)    $     (0.08)

                          Showscan Entertainment Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

The following is a summary of Company stock options granted, exercised and terminated through March 31:


                                                  1998                     1997                  1996
                                          ----------------------------------------------------------------------
                                                       WEIGHTED                 WEIGHTED                WEIGHTED
                                                       AVERAGE                  AVERAGE                 AVERAGE
                                                       EXERCISE                 EXERCISE               EXERCISE
                                           OPTIONS      PRICE       OPTIONS      PRICE     OPTIONS       PRICE
                                          ----------------------------------------------------------------------

Outstanding at beginning of year           774,250     $   6.75     605,750     $   7.51   619,500     $   7.58
Granted                                          -            -     200,000         4.75    32,250         6.53
Exercised                                        -            -           -            -    (6,000)        5.00
Canceled                                   (45,750)        7.48     (31,500)        8.81   (40,000)        6.06
                                          ---------------------------------------------------------------------
Outstanding at end of year                 728,500     $   6.34     774,250     $   6.75   605,750     $   7.51
                                          =====================================================================

Exercisable at end of year                 512,129     $   7.10     364,688     $   7.30   235,625     $   7.24
                                          =====================================================================

Weighted average fair value of options
    granted during year                                                         $   2.41               $   3.32
                                                                                ========               ========



Exercise prices for options outstanding at March 31, 1998 ranged from $3.625 to $9.06. The weighted average remaining contractual life of those options is 8 years. Options generally vest over a period of 4 or 5 years from respective grant dates.

WARRANTS

During 1991, warrants to purchase an aggregate of 200,000 shares of common stock were issued by the Company. Warrants for 150,000 shares expired on July 11, 1996 and the remaining warrants for 50,000 shares are exercisable at a price of $6.50 and expire on March 9, 1999, subject to certain anti-dilution adjustments.

                          Showscan Entertainment Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

In October 1993, the Company issued a warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $4.47 per share to the Chairman of the Board of Directors. The warrant was issued as compensation for services the Chairman provided to the Company. At March 31, 1997, the warrant has been adjusted (due to anti-dilution adjustments) to permit the purchase of up to 55,127 shares of common stock at an exercise price of $4.05 per common share. The warrant is exercisable at any time on or before October 26, 1998.

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

                          Showscan Entertainment Inc.

6. STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

Shares of the Company's common stock reserved for issuance upon exercise of stock options, warrants, preferred stocks and convertible notes are as follows:

                                      MARCH 31, 1998
                                         RANGE OF                 MARCH 31
                                      EXERCISE PRICES        1998         1997
                                      ------------------------------------------
 1987 and 1992 Option Plans           $3.625 - $9.0625      837,500*    837,500*
 Warrants                              $3.63 - $8.50      1,774,283   1,774,283
 Series C                                 $5.04**           972,222     972,222
 Convertible Notes                        $5.75**           989,567     989,567
                                                          ---------------------
                                                          4,573,572   4,573,572
                                                          =====================

* At March 31, 1998 and 1997, there are 66,250 shares reserved for options which are still available for grant.

**Subject to certain anti-dilution provisions.

7. OWNED AND OPERATED THEATRES

The Company has thoroughly revised its policy related to O&O Theatres and has successfully closed five of its seven theatre screens - London, England (2-screens), San Antonio, Texas and Framingham, Massachusetts (2-screens). As a matter of policy, the Company will generally limit its investment, if any, to a 10 to 15 percent interest, rather than owning 50% or more of these sites. The Company has retained ownership interests of 50% in theatre attractions at Universal CityWalk in Universal City, California (opened November 1993) and Osaka, Japan (opened August 1995). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses (as defined), a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues, and management fees (if applicable).

                          Showscan Entertainment Inc.

7. OWNED AND OPERATED THEATRES (CONTINUED)

Affiliated Ventures

The Company and affiliates of certain directors have entered into two ventures through March 31, 1998 with respect to owned and operated theatres:

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

b) Trocadero Arcade/Piccadilly Circus - The Trocadero Arcade/Piccadilly Circus theatres are owned by Cinemania (UK) Limited, a British corporation, which is 50% owned by a wholly-owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors. Cinemania (UK) Limited has, on July 3, 1998, closed these theatres and is in the process of liquidation.

The accompanying statement of operations for the year ended March 31, 1998 includes a non-cash charge of $313,000 to reflect an impairment loss recognized on the Company's investment in Cinemania (UK) Limited. The accompanying statement of operations for the year ended March 31, 1997 includes a non-cash charge of $1,771,000 to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," by certain of the joint ventures. Under the equity method of accounting, the Company has recognized its share of joint venture charges; accordingly, the carrying value of investments in and advances to O&O theatres in the accompanying consolidated balance sheets was reduced by these charges.

The Company has through other financing and/or joint venture arrangements entered into the following additional theatre ventures:

                          Showscan Entertainment Inc.

7. OWNED AND OPERATED THEATRES (CONTINUED)

UA Venture

In August 1994, the Company and United Artists Theatre Circuit Inc. (UA) agreed to be partners in a venture called Showscan/United Artists Theatres Joint Venture (UA Venture).

           Pursuant to a Theatre Rights Agreement, as amended (TRA), UA has agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites prior to August 19, 1999 for the installation of motion simulation attraction theatres in or adjacent to existing or to-be-built UA theatre multiplexes. If the UA Venture declines to acquire a particular site, then UA must install a motion simulation attraction theatre at such site. As of March 31, 1998, UA has offered eight sites of which the UA Venture declined seven of these sites as these sites did not meet the criteria of the UA Venture. On July 1, 1997, the UA Venture exercised its rights under the TRA and accepted the offer by UA for the theatre site in Austin, Texas. This site was completed by UA and was already open prior to acceptance by the UA Venture. Subsequently, however, UA entered into a merger transaction with other large theatre chains and the circumstances surrounding the merger transaction created uncertainty with respect to the Austin site. In conjunction therewith, UA advised the UA Venture not to proceed with the Austin site acquisition; accordingly, the UA Venture has terminated its plans to acquire ownership of the Showscan Attraction of the Austin site. The TRA contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The TRA provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later than December 31, 1995. UA was unable to meet this commitment (see Note 8). The TRA contains further provisions that require UA to make payments to the Company if UA is unable to meet its obligations and that require the Company to make payments to UA if the Venture is unable to meet certain of its obligations. UA is obligated to pay the Company $330,000 for each Showscan Attraction which is not purchased and installed by August 1999 (presently 16 sites) and the Company is obligated to pay UA $165,000 if the UA Venture does not select a joint venture site by August 1999. UA may also satisfy its obligations to the Company by actually paying to the Company at least $13,950,000 in the aggregate for motion simulation and/or projection equipment; provided, however, that only 50% of each order for projection equipment sourced through the Company shall be counted towards the target and any orders of projection equipment must result in an aggregate benefit (as defined) to the Company of at least $3,200,000. To date, UA has purchased approximately $7 million of equipment from the Company or approximately one-half of the target amount.

The TRA has been amended by the Company and UA to eliminate certain installation requirements in Malaysia and to add those requirements to the overall UA obligations. In connection with the amendment, UA relinquished its exclusivity rights to Malaysia and eliminated its rights of first refusal in the Asia Territory (as defined).

                          Showscan Entertainment Inc.

7. OWNED AND OPERATED THEATRES (CONTINUED)

Other O&O Theatres

The Osaka theatre is 50% owned by a wholly-owned subsidiary of the Company and 50% by Imagine Japan, Inc. Sega Enterprises, Ltd. operates the Osaka theatre in exchange for a certain percentage of the gross receipts.

During 1998, 1997 and 1996, the Company sold equipment to several of these ventures and eliminated the gross profit on such sales to the extent of its ownership percentage ($0 in 1998, $38,705 in 1997, and $382,000 in 1996). The
amount of profit eliminated is being recognized into income over the depreciation period of the related equipment.

8. RECEIVABLES FROM AFFILIATED ENTITIES

At March 31, 1998, the Company is due $712,000 from UA in connection with the TRA as discussed in Note 7. The payment terms provide for (a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); provided, however, that if the UA Venture has not accepted one of the theatre sites it has been offered by UA prior to the Maturity Date, the Maturity Date will be extended 30 days after the date that the UA Venture does accept, but in no event shall the Maturity Date be extended later than August 19, 1999. In July 1998, the Company and UA reached an agreement to settle the amount owed by means of a $318,000 payment, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment of the remaining amounts over approximately one year. As part of this agreement, the Company also agreed to expand the ability of UA to source projection equipment through the Company and to apply 50% of such sourced equipment to the $13,950,000 equipment purchase target that is an alternate way that UA may satisfy its obligations to the Company. Any such sourcing of projection equipment must result in at least an aggregate benefit (as defined) to the Company of $3,200,000.

During the fiscal years ended 1998, 1997 and 1996, the Company charged approximately $493,000, $909,000 and $897,000, respectively, to the O&O Theatre joint ventures. Such amounts have either been recognized as film rentals and royalties ($390,000 in 1998, $666,000 in 1997 and $565,000 in 1996), or offset against general and administrative expenses ($103,000 in 1998, $243,000 in 1997 and $332,000 in 1996) in the accompanying consolidated statements of operations. Such amounts represent film rentals and royalties, and management and administrative services provided by the Company to the O&O Theatre joint ventures. The joint ventures owed the Company approximately $103,000 and $238,000 at March 31, 1998 and 1997, respectively (included in due from affiliated entities), for such charges and for costs paid on behalf of the ventures.

                          Showscan Entertainment Inc.

8. RECEIVABLES FROM AFFILIATED ENTITIES (CONTINUED)

At March 31, 1998, affiliates of certain directors owed the Company a combined balance of $279,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres. On July 8, 1998, the affiliates of the certain directors indicated to the Company that they dispute their obligation to pay these sums. Accordingly, the Company has fully reserved for such amounts in its accompanying consolidated balance sheet at March 31, 1998.

9. INCOME TAXES

At March 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $31,100,000 and $6,400,000, respectively. The federal loss carryforwards expire through the year ending 2013. The state loss carryforwards expire through the year ending 2003. These loss carryforwards can be used to offset future taxable income, if any. The provision for income taxes for all years presented represents minimum state tax liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts utilized for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 1998 and 1997 are as follows (in thousands):

                                                        1998              1997
                                                      -------------------------

Excess of book over tax depreciation                  $    498         $    402
Patent amortization                                        163              251
Amortization of film library                               655              236
Allowance for bad debts                                    570              170
Other                                                      535              316
Net operating loss carryforward                         11,475            9,765
                                                      -------------------------
                                                        13,896           11,140
Valuation allowance                                    (13,896)         (11,140)
                                                      -------------------------
Total deferred taxes                                  $      -         $      -
                                                      =========================

                          Showscan Entertainment Inc.

10. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Export revenues by geographic area for each of the three years ended March 31 consisted of:


                               1998         1997           1996
                           ----------------------------------------

Africa                     $        -   $   215,000    $   281,000
Australasia                   647,000     1,976,000      2,574,000
Europe                      1,753,000     1,206,000      1,992,000
Far East                    4,051,000     6,048,000      5,628,000
Middle East                 2,399,000     1,340,000         48,000
Other                               -       159,000        125,000
                           ---------------------------------------
Total export revenues      $8,850,000   $10,944,000    $10,648,000
                           =======================================


During the fiscal year ended 1998, the Company earned export revenues of $3,460,000 from two unaffiliated customers. During the fiscal years ended 1997 and 1996, the Company earned export revenues from an unaffiliated customer of $3,117,000 and $3,407,000, respectively. During the fiscal years ended 1998, 1997 and 1996, the Company recognized domestic revenues from UA of approximately $100,000, $5,405,000 and $3,126,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases for its corporate office, storage premises and equipment. Future net minimum rental payments under these leases at March 31, 1998 are as follows:


               1999                $  438,000
               2000                   433,000
               2001                   433,000
               2002                   428,000
               2003                   413,000
                                   ----------
                                   $2,145,000
                                   ==========

                          Showscan Entertainment Inc.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The corporate office lease provides for rent adjustments based on increases in the Consumer Price Index. The Company has provided a letter of credit to its landlord in the amount of $307,000 which permits the landlord to draw against the letter of credit upon default by the Company (as defined) under the terms of the lease. The letter of credit is secured by a cash deposit in the amount of $307,000; such amount is included in other assets in the accompanying consolidated balance sheet.

Total rental expense charged to operations for the years ended March 31, 1998, 1997 and 1996 was $410,000, $400,000 and $389,000, respectively.

Under the terms of a film production agreement, the Company has guaranteed, for four years beginning in 1996, a minimum amount per year ($287,500) of proceeds to the outside investors in the film project. If revenues, as defined, from the distribution of the film are less than the required minimum amount, the Company will contribute the difference to the outside investors. The Company's current projections indicate that the revenues to be earned from the distribution of this film over the remaining term of the agreement (fiscal 1999 and 2000) will be $330,000 less than the required minimum payments. The Company has accrued this amount in the accompanying consolidated balance sheet at March 31, 1998.

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

                           Showscan Entertainment Inc.

                 Schedule II - Valuation and Qualifying Accounts


-------------------------------------------------------------------------------------------------------
            COL. A                  COL. B        COL. C        COL. D        COL. E        COL. F
-------------------------------------------------------------------------------------------------------
                                  Balance at    Charged to    Charged to
                                  Beginning     Costs and   Other Accounts  Deductions   Balance at End
         DESCRIPTION               of Year       Expenses      Describe      Describe        of Year
------------------------------------------------------------------------------------------------------
Year ended 1998:
Allowance for doubtful accounts    $425,000    $ 1,249,000      $      -    $269,000 (a)    $1,405,000
                                   ========    ===========     =========    ============    ==========

Product warrant liability          $180,000    $   (40,000)     $      -    $ 49,000 (b)    $   91,000
                                   ========    ===========     =========    ============    ==========

Year ended 1997:
Allowance for doubtful accounts    $215,000    $   270,000      $      -    $ 60,000 (a)    $  425,000
                                   ========    ===========     =========    ============    ==========

Product warrant liability          $182,000    $    67,000      $      -    $ 69,000 (b)    $  180,000
                                   ========    ===========     =========    ============    ==========

Year ended 1996:
Allowance for doubtful accounts    $254,000    $   440,000      $      -    $479,000 (a)    $  215,000
                                   ========    ===========     =========    ============    ==========

Product warrant liability          $187,000    $    77,000      $      -    $ 82,000 (b)    $  182,000
                                   ========    ===========     =========    ============    ==========

(a) Represents write-off of uncollectible accounts receivable.
(b) Represents actual warranty expenditures.

                                   SIGNATURES

           Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 1998

                                       SHOWSCAN ENTERTAINMENT INC.



                                       By /s/ DENNIS POPE
                                          --------------------------------------
                                          Dennis Pope
                                          President and Chief Executive Officer




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

        Signature                                 Title                                   Date
        ---------                                 -----                                   ----
/s/ WILLIAM D. EBERLE                   Chairman of the Board                         July 29, 1998
----------------------------------
           William D. Eberle


/s/ DENNIS POPE                         Director; President; Chief Executive          July 29, 1998
----------------------------------      Officer (Principal Executive Officer)
           Dennis Pope


/s/ CHARLES B. MOSS, JR.                Director                                      July 29, 1998
----------------------------------
           Charles B. Moss, Jr.


/s/ THOMAS R. DIBENEDETTO               Director                                      July 29, 1998
----------------------------------
           Thomas R. DiBenedetto


/s/ KURT C. HALL                        Director                                      July 29, 1998
----------------------------------
           Kurt C. Hall


/s/ WILLIAM C. SOADY                    Director                                      July 29, 1998
----------------------------------
           William C. Soady
