Form 10-Q
period 1998-06-30
SHOWSCAN ENTERTAINMENT INC
filed 1998-08-14
CIK 812882

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

          For the quarterly period ended June 30, 1998 or

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

                                        YES   [X]    NO [ ]


As of August 14, 1998, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                   3

Condensed Consolidated Balance Sheets as of June 30, 1998
  and March 31, 1998                                                           3

Condensed Consolidated Statements of Operations for the Three
  Months Ended June 30, 1998 and 1997                                          5

Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended June 30, 1998 and 1997                                          6

Notes to the Condensed Consolidated Financial Statements                       8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        11


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      21

Signatures                                                                    22

Exhibit Index                                                                 23

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                  SHOWSCAN ENTERTAINMENT INC.
                             Condensed Consolidated Balance Sheets
                        (Dollars in Thousands Except Share Information)

                                                        JUNE 30,        MARCH 31,
                                                          1998            1998
                                                         -------        -------
                                                       (unaudited)       (Note)
               ASSETS
Current assets:
  Cash and cash equivalents                              $ 2,195        $ 2,492
  Accounts receivable (net of allowances)                  2,244          2,161
  Unbilled receivables on uncompleted
    film and equipment contracts                           1,575            708
  Due from affiliated entities, net of
    allowances (Note 6)                                      851            794
  Equipment sales inventory                                1,333          1,186
  Prepaid expenses and other current assets                   25            193
                                                         -------        -------
Total current assets                                       8,223          7,534

Film library (net of amortization)                         3,517          3,765

Investment in and advances to O&O
   Theatres (Note 2)                                         425            440

Patents and other intellectual properties (net of
   amortization)                                             793            900

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation
   and amortization                                          936          1,072
                                                         -------        -------

Total assets                                             $13,894        $13,711
                                                         =======        =======


Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                   (Continued)

                                  SHOWSCAN ENTERTAINMENT INC.
                       Condensed Consolidated Balance Sheets (continued)
                        (Dollars in Thousands Except Share Information)


                                                                              JUNE 30,         MARCH 31,
                                                                                1998             1998
                                                                              --------         --------
                                                                            (unaudited)         (Note)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                             $    634         $    752
 Customer advances on uncompleted film and
   equipment contracts                                                           3,827            2,317
 Accrued expenses and other current liabilities                                  2,244            2,241
 11% note payable (Note 3)                                                       1,000            1,000
                                                                              --------         --------
Total current liabilities                                                        7,705            6,310
                                                                              --------         --------
8% convertible notes (Note 4)                                                    5,690            5,690

Stockholders' equity:
 Series A Convertible Preferred Stock, $.001 par value; 150,000 shares authorized; no shares issued and
   outstanding                                                                      --               --
 Series C Convertible Preferred Stock, $.001 par value;
   100,000 shares authorized; 49,000 shares issued and                              --               --
   outstanding
 Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,642,058 shares issued and outstanding                               6                6
 Additional paid-in capital                                                     42,567           42,567
 Accumulated deficit                                                           (42,074)         (40,862)
                                                                              --------         --------
Total stockholders' equity                                                         499            1,711
                                                                              --------         --------
Total liabilities and stockholders' equity                                    $ 13,894         $ 13,711
                                                                              ========         ========



Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)


                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                 1998             1997
                                                -----------------------
                                                      (Unaudited)
Revenues:
   Film licensing and production service        $   626         $   939
   Equipment sales and related services           1,136             300
                                                -------         -------
                                                  1,762           1,239

   Costs of revenues                              1,280             735
                                                -------         -------
   Gross profit                                     482             504

Costs and expenses:
   General and administrative
      expenses                                    1,270           1,590
   Depreciation and amortization                    170             199
                                                -------         -------
                                                  1,440           1,789
                                                -------         -------
Operating loss                                     (958)         (1,285)

Other income (expenses):
   Equity in net operations of O&O
      Theatres                                      (58)           (162)
   Other income, including interest                  18              18
   Interest and other expenses                     (214)           (190)
                                                -------         -------

                                                   (254)           (334)
                                                -------         -------

Net loss                                        $(1,212)        $(1,619)
                                                =======         =======

Basic and diluted net loss per
   common share (Note 5)                        $  (.21)        $  (.29)
                                                =======         =======


See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  1998             1997
                                                                ------------------------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                      $(1,212)        $(1,619)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                 170             199
      Amortization of film library                                  255             175
      Equity in net operations of O&O Theatres                       58             162
      Accrued interest on debt                                      152             115
      Provision for doubtful accounts                                30              30
   Changes in operating assets and liabilities:
      Accounts receivable, including due from
        affiliated entities                                        (170)          1,036
      Equipment sales inventory                                    (147)            (48)
      Unbilled receivables on uncompleted film
        and equipment contracts                                    (867)           (869)
      Prepaid expenses and other assets                             168             569
      Investment in and advances to O&O theatres                    (43)            (84)
      Accounts payable, accrued expenses and
        other current liabilities                                  (268)           (150)
      Customer advances on uncompleted film and
        equipment contracts                                       1,510           1,391
                                                                -------         -------

Net cash (used in) provided by operating
     activities                                                 $  (364)        $   907
                                                                -------         -------

Cash flows from investing activities:
  Purchases of short term investments                                --            (996)
  Purchases of equipment and leasehold
   improvements                                                      --             (12)
  Additions to film library                                          (6)           (539)
  Other assets                                                       73             520
                                                                -------         -------

Net cash provided by (used in) investing
      activities                                                $    67         $(1,027)
                                                                -------         -------


                                   (continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                1998            1997
                                                              -----------------------
                                                                     (Unaudited)
        Balance forwarded                                     $  (297)        $  (120)
                                                              -------         -------

Cash flows from financing activities:
   Net cash provided by (used in) financing activities             --              --
                                                              -------         -------

   Net decrease in cash and cash equivalents                     (297)           (120)

Cash and cash equivalents, beginning of period                $ 2,492         $ 2,562
                                                              =======         =======

Cash and cash equivalents, end of period                      $ 2,195         $ 2,442
                                                              =======         =======


Supplemental disclosures of cash flow information:            $    --         $     2
                                                              =======         =======
   Interest paid

   Income taxes paid                                          $    --         $    --
                                                              =======         =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1--Introduction:

        The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1999 or for the entire fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


Note 2--Owned and Operated Theatres:

        The Company retains an ownership interest in selected Showscan motion simulation Theatre Attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Universal City, California (opened in November 1993) and Osaka, Japan (opened in August 1995) (collectively, the "O&O Theatres"). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in the O&O Theatres under the equity method of accounting. As of June 30, 1998, the Company had a 50% ownership interest in a Showscan Attraction at the Trocadero Arcade in London which ceased theatre operations on July 2, 1998.


Note 3--11% Promissory Note

        On November 1, 1997, the Company completed a placement of a $1,000,000 promissory note through an unaffiliated third party. The note bears interest at a rate of 11 percent per annum. Principal and interest amounts are payable in full on November 15, 1998. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof. In connection with the placement, $130,000 of debt issue costs were incurred and are being amortized over the original term of the note. The Company has an agreement in principal to revise the payment schedule to monthly payments beginning in October 1998 and continuing through March 1999, where each payment is based on a percentage of the film license revenues collected in the previous month, with any remaining balance of the note due in full on March 31, 1999.

Note 4--8% Convertible Notes:

        On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") through an unaffiliated third party. The 8% Convertible Notes mature on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through June 30, 1998, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes.


Note 5--Loss per common share:

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), effective with its March 31, 1998 fiscal year end. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings Per Share" (APB No. 15). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes the dilutive effects, if any, of common stock equivalents, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15, with certain modifications. SFAS No. 128 also required dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

        Per share information has been determined by using 5,642,058 weighted average shares outstanding for the three months ended June 30, 1998 and 1997.


Note 6--Receivables from affiliated entities

        At June 30, 1998, the Company was due $712,000 from United Artists Theatre Circuit, Inc. ("UA"). The payment terms for this receivable provide for
(a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); provided, however, that if the UA Venture has not accepted one of the theatre sites it has been offered by UA prior to the Maturity Date, the Maturity Date will be extended 30 days after the date that the UA Venture does accept, but in no event shall the Maturity Date be extended later than August 19, 1999. In July 1998, the Company and UA reached an agreement to settle the amount owed by means of a $318,000 payment, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment of the remaining amounts over approximately one year. As part of this agreement, the Company also agreed to expand the ability of UA to source projection equipment, in addition to simulation equipment, through the Company. 50% of any such sourced projection equipment will count toward UA's achievement of the $13,950,000 aggregate equipment purchase requirement. If UA shall fail to achieve this requirement and shall fail to order and install 16 additional Simulation Attractions by August 1999, then UA shall owe the Company liquidated damages as set forth in the Theater Rights Agreement. Any such sourcing of projection equipment must result in at least an aggregate benefit (as defined) to the Company of $3,200,000.

        At June 30, 1998, affiliates of certain directors owed the Company a combined balance of $453,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres. On July 8, 1998, the affiliates of the certain directors indicated to the Company that they dispute their obligation to pay these sums. Accordingly, the Company has fully reserved for such amounts in its accompanying consolidated balance sheet at March 31 and June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

        Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the expanding out-of-home entertainment market. The Company's business includes:
(i) licensing and distributing the films in its library to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company); (ii) licensing the proprietary technologies necessary to produce and exhibit Showscan films; (iii) selling and installing Showscan Attractions and specialty theatres including the equipment necessary for each (including motion bases, projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing Showscan Attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

        The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1998 and the three-month period ended June 30, 1998). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the fiscal quarter ended June 30, 1998.


Comparison of the three months ended June 30, 1998 and 1997:

        Revenues for the three-month period ended June 30, 1998 (the "Three Month Period") increased by $523,000 or 42% from revenues for the three-month period ended June 30, 1997 due to an increase in revenues recognized from equipment sales and related services.

        Film licensing and production service revenues in the Three Month Period decreased by $313,000 or 33% to $626,000 from $939,000 in the three-month period ended June 30, 1997. The decrease was primarily due to (i) renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from O & O Theatres due to the closure of three of the Company's screens since the prior year period.

           Revenues from equipment sales and related services for the Three Month Period increased 279% to $1.1 million from $300,000 in the three-month period ended June 30, 1997. The increase is due to the increase in the number of Showscan Attractions shipped during the Three Month Period as compared to the corresponding prior year three-month period. Two Showscan Attractions were shipped in the Three Month Period as compared to no units shipped in the three-month period ended June 30, 1997.

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

        Costs of revenues were 73% of revenues in the Three Month Period as compared to 59% in the three-month period ended June 30, 1997. This increase was primarily due to the higher percentage of total revenues represented by equipment sales in the Three Month Period, of which these revenues carry a higher average cost of sales. Equipment cost of sales to total equipment sales decreased to 77% in the Three Month Period from 83% in the three-month period ended June 30, 1997. Film licensing cost of sales to total film licensing sales was 64% in the Three Month Period as compared to 52% in the three-month period ended June 30, 1997. The increase in film licensing cost of sales in the Three Month Period from the three-month period ended June 30, 1997 is due to the increase in film distribution expenses for three films that were acquired during the fiscal year ended March 31, 1998.

        Amortization of the film library for the Three Month Period and the three-month period ended June 30, 1997 was $255,000 and $175,000, respectively. The increase in film amortization is due to the additional amortization of three films in the Three Month Period that were added to the Company's film library in the past fiscal year and were not amortized in the three-month period ended June 30, 1997. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

        General and Administrative expenses decreased $320,000 or 20% in the Three Month Period from the three-month period ended June 30, 1997. The decrease can be primarily attributed to (i) the significant reduction in the number of employees, and (ii) a reduction in legal and marketing expenses from the three-month period ended June 30, 1997.

        The loss on investment in O&O Theatres decreased to $58,000 in the Three Month Period from $162,000 in the three-month period ended June 30, 1997, as a result of the Company's closing of three of its underperforming O&O Theatre screens since June 30, 1997. The loss for the Three Month Period is primarily the result of the following factors: (i) operating losses at the Trocadero (closed on July 2, 1998) and Universal CityWalk theatres, (ii) offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues (from both O&O Theatres) and management fees (from one of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

        The Company's net loss decreased 25% in the Three Month Period to $1,212,000 from $1,619,000 in the three-month period ended June 30, 1997 primarily due to (i) the increase in equipment sales revenues, (ii) the continued decrease in general and administrative expenses, and (iii) the decrease in the equity loss from the net operations of O&O Theatres.


Liquidity and Capital Resources:

        At June 30, 1998, the Company's working capital decreased to $518,000 from $1,224,000 at March 31, 1998. The decrease in working capital was primarily due to the operating loss of the Company in the Three Month Period.

        Cash and cash equivalents at June 30, 1998 decreased by $297,000 from March 31, 1998, which was the result of $364,000 used in operating activities and $67,000 provided by investing activities.

        Net cash used in operating activities was primarily due to (i) the 24% increase in accounts receivable (including receivables from affiliated entities), unbilled receivables on uncompleted contracts and equipment sales inventory, and (ii) a 16% decrease in accounts payable. These changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

        As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of the Company's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has caused the delay of certain projects and the Company believes that it will have an adverse impact on revenues in future periods.

        The Company's business strategy includes an increase in the installed base of Showscan Attractions, new film productions, the securing of distribution rights to motion simulation films produced by other companies, the licensing and distribution of its motion simulation library (including films produced using the Showscan process and films acquired from other producers) to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company), new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the continued reduction of overhead.

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

        During the past fiscal year and the Three Month Period, the Company took a substantial number of actions in order to reduce the negative cash flow from operations. These actions include implementing significant cost reductions, such as the reduction in employee head-count to 29 from 61 at March 31, 1997, and the closure of five of the seven existing O&O theatre screens. The Company's management is evaluating further cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head-count to approximately 20), the relocation of the Company's headquarters to smaller office space and other actions. There can be no assurance that these cost-cutting measures will be sufficient to eliminate the negative cash flow or that they will not further impact the Company's operations.

        The Company has limited capital resources and has debt obligations from two different financial institutions, which mature in November 1998 ($1,000,000) and in September 1999 ($5,690,000). The Company has an agreement in principal to revise the payment schedule on the $1,000,000 obligation, from being due in full in November 1998 to monthly payments beginning in October 1998 and continuing through March 1999 where each such payment is based on a percentage of the film license revenues collected in the previous month with any remaining balance of the note due in full on March 31, 1999. The Company has also had preliminary discussions with its European bank regarding additional financing in excess of the $5,690,000 currently outstanding and an extension of the maturity date of repayment of this debt. Although the Company has held preliminary discussions with its European bank regarding additional financing, there can be no assurance that the Company will be successful in obtaining any such financing. There can also be no assurance that this creditor will agree to extend its maturity date or other terms. Each creditor is secured by certain assets which together constitute all of the assets of the Company.

        A substantial portion of the aggregate losses for fiscal years ended 1998 and 1997 are attributable to non-cash expenditures in each of those years. The Company believes that these write downs of certain non-performing assets, particularly O&O theatres and certain simulation films, are complete and will not reoccur in future periods.

        The Company believes that its existing funds, combined with the Company's ability to generate cash from future operations, will be adequate to finance its revised levels of activities and operations. However, based on the Company's current cash flow projections, it is anticipated that cash generated from operations will not be sufficient to pay all of the $5,690,000 due on September 1, 1999. The Company is considering possible alternatives available to it in order to pay the debt due in September 1999, including the possible sale and/or licensing of assets to others, the re-negotiation of debt re-payment schedules, the raising of cash through debt and/or equity financings, the further curtailment of operating expenses and the receipt of payments by the Company from UA by August 1999 either through the order of projection and/or motion simulation equipment or through the liquidated damages provisions of the Theater Rights Agreement with UA (estimated to be at least $3,200,000). See Note 6 of Notes to Condensed Consolidated Financial Statements.

        The Company has received notification from the Nasdaq Stock Market that it is not in compliance with the continued listing requirements of the Nasdaq National Market(R). Nasdaq indicated that the Company has not maintained the required $1 minimum closing bid price per share nor the required $5,000,000 minimum market value of public float, nor the required $4,000,000 minimum net tangible assets. The Nasdaq Stock Market granted the Company until August 14, 1998 to be in compliance with the requirements. The Company requested and has been granted an oral hearing on September 10, 1998 to demonstrate its ability to meet all of the continued listing requirements. Pending this hearing, Nasdaq has stayed its plan to delist the Company's Common Stock from trading on the Nasdaq National Market(R) at the opening of business on August 17, 1998. If delisted, the Company's Common Stock would trade on the OTC Bulletin Board and/or the "Pink Sheets." If moved to the Electronic Bulletin Board or Pink Sheets, the Company would likely lose some or all of its present market makers with the result that it would be more difficult to effect trades of the Company's shares and to obtain timely and accurate quotations and reports of trading. Any such delisting could also adversely affect the liquidity of the Company's shares and thus their market value. Such delisting could also adversely affect the Company's ability to obtain debt and/or equity financing.

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

        The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined which systems would need to be replaced or upgraded. The necessary upgrades would cost approximately $25,000.

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

International Operations

           A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During the fiscal years ended 1998, 1997, 1996 and 1995, 85%, 62%, 61% and 69% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters.

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

           In addition, the Company has received notification from the Nasdaq Stock Market that the Company's shares will be delisted from the Nasdaq National Market(R) on August 17, 1998 unless the Company is in compliance with the continued listing requirements before such time. Any such delisting could adversely affect the liquidity of the Company's shares and thus their market value. Information regarding trading in the Company's shares could become more difficult to obtain, and trading could become infrequent and low in volume.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

        The exhibits listed below are filed as part of this Report.

     Exhibit Number                           Description
     --------------                           -----------
        10.35               Memorandum of Understanding, dated July 27, 1998, by
                            and between Showscan Entertainment Inc. and United
                            Artists Theatre Circuit, Inc.

(b)  Reports on Form 8-K

        None

                                          SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 13th day of August, 1998.


                                       Showscan Entertainment Inc.
                                              (Registrant)



                                       By /s/ DENNIS POPE
                                         ------------------------------------
                                         Dennis Pope
                                         President  - Chief Executive Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)

                                  EXHIBIT INDEX



          Exhibit No.                        Description
          -----------                        -----------
              10.35              Memorandum of Understanding,
                                 dated July 27, 1998, by and
                                 between Showscan Entertainment
                                 Inc. and United Artists Theatre
                                 Circuit, Inc.