Form 10-Q
period 1998-09-30
SHOWSCAN ENTERTAINMENT INC
filed 1998-11-17
CIK 812882

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                            -------------------------

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or

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

                             YES   [X]     NO   [ ]

  As of November 6, 1998, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

              This report contains 25 consecutively numbered pages.

                           SHOWSCAN ENTERTAINMENT INC.

                                      INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1998
and March 31, 1998                                                                           3

Condensed Consolidated Statements of Operations for the Three
Months and Six Months Ended September 30, 1998 and 1997                                      5

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended September 30, 1998 and 1997                                                     6

Notes to the Condensed Consolidated Financial Statements                                     8


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     11

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    23

Signatures                                                                                  24

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                           SHOWSCAN ENTERTAINMENT INC.
                      Condensed Consolidated Balance Sheets
                 (Dollars in Thousands Except Share Information)

                                                                SEPTEMBER 30,     MARCH 31,
                                                                    1998            1998
                                                                -------------     ---------
                                                                 (unaudited)       (Note)
               ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,599         $ 2,492
  Accounts receivable (net of allowances)                            2,870           2,161
  Unbilled receivables on uncompleted
   film and equipment contracts                                      1,598             708
  Due from affiliated entities, net of allowances (Note 6)             174             794
  Equipment sales inventory                                          1,467           1,186
  Prepaid expenses and other current assets                             31             193
                                                                   -------         -------
Total current assets                                                 7,739           7,534

Film library (net of amortization)                                   3,325           3,765

Investment in and advances to O&O theatres (Note 2)                    353             440

Patents and other intellectual properties (net of amortization)        684             900

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation and
   amortization                                                      1,021           1,072
                                                                   -------         -------

Total assets                                                       $13,122         $13,711
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



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Balance Sheets (continued)
                 (Dollars in Thousands Except Share Information)


                                                               SEPTEMBER 30,       MARCH 31,
                                                                   1998              1998
                                                               -------------       ---------
                                                                (unaudited)         (Note)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    254          $    752
  Customer advances on uncompleted film and
   equipment contracts                                              3,278             2,317
  Accrued expenses and other current liabilities                    2,726             2,241
  11% note payable (Note 3)                                         1,000             1,000
  8% convertible notes, due September 1, 1999 (Note 4)              5,690                --
                                                                 --------          --------
Total current liabilities                                          12,948             6,310
                                                                 --------          --------
8% convertible notes (Note 4)                                          --             5,690

Stockholders' equity:
  Series A Convertible Preferred Stock, $.001 par value;
   150,000 shares authorized, no shares issued and
   outstanding                                                         --                --
  Series C Convertible Preferred Stock, $.001 par value;
   100,000 shares authorized; 49,000 shares issued and
   outstanding                                                         --                --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 5,642,058 shares issued and outstanding                  6                 6
  Additional paid-in capital                                       42,567            42,567
  Accumulated deficit                                             (42,399)          (40,862)
                                                                 --------          --------
Total stockholders' equity                                            174             1,711
                                                                 --------          --------
Total liabilities and stockholders' equity                       $ 13,122          $ 13,711
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

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Information)


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                 1998         1997         1998         1997
                                                --------------------      --------------------
                                                     (Unaudited)              (Unaudited)

Revenues:
  Film licensing and production services        $   924      $ 1,192      $ 1,550      $ 2,131
  Equipment sales and related services            1,744        1,280        2,880        1,580
                                                -------      -------      -------      -------
                                                  2,668        2,472        4,430        3,711

Costs of revenues                                 1,330        1,382        2,610        2,117
                                                -------      -------      -------      -------
Gross profit                                      1,338        1,090        1,820        1,594

Costs and expenses:
  General and administrative expenses             1,314        1,576        2,585        3,166
  Depreciation and amortization                     118          190          288          389
                                                -------      -------      -------      -------
                                                  1,432        1,766        2,873        3,555
                                                -------      -------      -------      -------
Operating loss                                      (94)        (676)      (1,053)      (1,961)


Other income (expense):
  Equity in net operations of O&O Theatres          (55)        (202)        (113)        (364)
  Other income, including interest                   39           23           58           41
  Interest and other expenses                      (215)        (137)        (429)        (327)
                                                -------      -------      -------      -------
                                                   (231)        (316)        (484)        (650)
                                                -------      -------      -------      -------


Net loss                                        $  (325)     $  (992)     $(1,537)     $(2,611)
                                                =======      =======      =======      =======

Basic and diluted net loss per common
   share (Note 5)                               $  (.06)     $  (.18)     $  (.27)     $  (.46)
                                                =======      =======      =======      =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1998              1997
                                                            ------------------------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net loss                                                  $(1,537)         $(2,611)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                               288              389
    Amortization of film library                                509              423
    Equity in net operations of O & O theatres                  113              364
    Accrued interest on debt                                    229              232
    Provision for doubtful accounts                              60               60
    Changes in operating assets and liabilities:
      Accounts receivable                                      (149)             (46)
      Equipment sales inventory                                (281)             195
      Unbilled receivables on uncompleted film and
       equipment contracts                                     (890)            (978)
      Prepaid expenses                                          162              706
      Investment in and advances to O&O theatres                (26)             278
      Accounts payable, accrued expenses and other
       current liabilities                                     (242)          (1,097)
      Customer advances on uncompleted equipment
       contracts                                                961            2,485
                                                            -------          -------

  Net cash (used in) provided by operating activities       $  (803)         $   400
                                                            -------          -------

Cash flows from investing activities:
  Redemptions of short term investments                          --               --
  Purchases of equipment and leasehold
   improvements                                                  (7)             (15)
  Additions to film library                                     (69)            (763)
  Other assets                                                  (14)             557
                                                            -------          -------

    Net cash used in investing activities                   $   (90)         $  (221)
                                                            -------          -------



                                   (Continued)

                           SHOWSCAN ENTERTAINMENT INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                             (Dollars in Thousands)


                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 1998              1997
                                                                ------------------------
                                                                       (Unaudited)
  Balance forwarded                                             $  (893)         $   179
                                                                -------          -------


  Net increase/(decrease) in cash and cash equivalents             (893)             179

Cash and cash equivalents, beginning of period                    2,492            2,562
                                                                -------          -------

Cash and cash equivalents, end of period                        $ 1,599          $ 2,741
                                                                =======          =======


Supplemental disclosures of cash flow information:
   Interest paid                                                $   228          $   232
                                                                =======          =======


   Income taxes paid                                            $    --          $    --
                                                                =======          =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           SHOWSCAN ENTERTAINMENT INC.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1--Introduction:

        The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the six-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 1999 or for the entire fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Note 2--Owned and Operated Theatres ("O&O Theatres"):

        The Company has significantly revised its O&O Theatres policies and has during the past 18 months, closed five (5) of its theatres, including Framingham, Massachusetts (2), San Antonio, Texas (1), and London, England (2). Accordingly, the Company currently operates and/or has an ownership interest in two (2) Showscan Attractions located at Universal CityWalk in Universal City, California and Osaka, Japan. Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in the O&O Theatres under the equity method of accounting.

Note 3--11% Promissory Note:

        On November 1, 1997, the Company completed a placement of a $1,000,000 promissory note through an unaffiliated third party. The note bears interest at a rate of 11 percent per annum. Principal and interest amounts are payable in full on November 15, 1998. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof. In connection with the placement, $130,000 of debt issue costs were incurred and have been amortized over the original term of the note. On November 13, 1998, the Company and the lender reached an agreement to modify the note so that the principal will be repaid in the following installments:

           November 15, 1998                              $290,000

           December 31, 1998                              $150,000

           January 31, 1999                               $150,000

           February 28, 1999                              $150,000

           March 31, 1999                                 $260,000

        All accrued but unpaid interest on the note as of November 15, 1998 ($110,000) shall be paid together with the principal payment on such date. All interest that accrues after such date shall be due and payable on March 31, 1999.

Note 4--8% Convertible Notes:

        On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") with a European bank. The 8% Convertible Notes mature on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through September 30, 1998, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes. The Company is in discussions with its European bank regarding an extension of the maturity date of this debt and additional financing in excess of the amounts currently outstanding. There can be no assurance that the Company will be successful in the extension of the maturity date or such additional financing.

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

        Per share information has been determined by using 5,642,058 weighted average shares outstanding for the six-months and the three-months ended September 30, 1998 and 1997.

Note 6--Receivables from affiliated entities:

        At June 30, 1998, the Company was due $712,000 from United Artists Theatre Circuit, Inc. ("UA"). The payment terms for this receivable provided for
(a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); since the UA Venture had not accepted one of the theatre sites it had been offered by UA prior to the Maturity Date, the Maturity Date was to be extended 30 days after the date that the UA Venture did accept, but in no event would that Maturity Date have been extended later than August 19, 1999. In July 1998, the Company and UA reached an agreement to settle the amount owed by means of a $318,000 payment, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment of the remaining amounts over approximately one year. As part of this agreement, the Company also agreed to expand the ability of UA to "source" projection and other theatre equipment, in addition to simulation equipment, through the Company. Fifty percent (50%) of any such "sourced" equipment will count toward UA's achievement of the $13,950,000 aggregate equipment purchase requirement. Any such "sourcing" of projection and other theatre equipment must result in at least an aggregate benefit (as defined) to the Company of $3,200,000. If UA shall fail to achieve this requirement and/or shall fail to order and install 16 additional Simulation Attractions by August 1999, then UA shall owe the Company liquidated damages as set forth in the Theater Rights Agreement, which at present aggregates $5,280,000. It is the Company's belief that UA will not order or install any additional Simulation Attractions but that it may source projection equipment through the Company. The Company has removed the UATC systems from its contract backlog.

        At September 30, 1998, affiliates of certain directors owed the Company a combined balance of $336,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres and certain other administrative costs. On July 8, 1998, the affiliates of the certain directors indicated to the Company that they dispute their obligation to pay these sums. Accordingly, the Company has fully reserved for such amounts in its accompanying consolidated balance sheets.

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

        The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1998 and the six-month period ended September 30, 1998). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the six-month period ended
September 30, 1998.

Comparison of the six months ended September 30, 1998 and 1997:

        Revenues for the six-month period ended September 30, 1998 (the "Six Month Period") increased by $719,000 or 19% from revenues for the six-month period ended September 30, 1997 due to an increase in revenues recognized from equipment sales and related services.

        Film licensing and production service revenues in the Six Month Period decreased by $581,000 or 27% to $1,550,000 from $2,131,000 in the six-month period ended September 30, 1997. The decrease was primarily due to (i) the renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from O & O Theatres due to the closure of five such theatres since the prior year period.

        Revenues from equipment sales and related services for the Six Month Period increased $1,300,000 or 82% to $2,880,000 from $1,580,000 in the six-month period ended September 30, 1997. The increase is due to the increase in the number of Showscan Attractions shipped during the Six Month Period as compared to the corresponding prior year six-month period and to certain modifications of two equipment sales contracts which resulted in additional non-refundable payments (aggregating $519,000) to the Company under such contracts. Three Showscan

Attractions were shipped in the Six Month Period as compared to two units shipped in the six-month period ended September 30, 1997.

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

        Costs of revenues were 59% of revenues in the Six Month Period as compared to 57% in the six-month period ended September 30, 1997. Equipment cost of sales to total equipment sales decreased to 63% in the Six Month Period from 72% in the six-month period ended September 30, 1997, primarily as a result of the modifications to two equipment sales contracts. Film licensing cost of sales to total film licensing sales was 51% in the Six Month Period as compared to 46% in the six-month period ended September 30, 1997. The increase in film licensing cost of sales in the Six Month Period from the six-month period ended September 30, 1997 is due to the increase in film distribution expenses for three films that were acquired during the fiscal year ended March 31, 1998 and were released in the Six Month Period.

        Amortization of the film library for the Six Month Period and the six-month period ended September 30, 1997 was $509,000 and $423,000, respectively. The increase in film amortization is due to the additional amortization of three films in the Six Month Period that were added to the Company's film library in the past fiscal year (and are now in release) and were not amortized in the six-month period ended September 30, 1997. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

        General and Administrative expenses decreased $581,000 or 18% in the Six Month Period from the six-month period ended September 30, 1997. The decrease can be primarily attributed to (i) the significant reduction in the number of employees, and (ii) a reduction in legal and marketing expenses from the six-month period ended September 30, 1997.

        The loss on investment in O&O Theatres decreased to $113,000 in the Six Month Period from $364,000 in the six-month period ended September 30, 1997, as a result of the Company's closing of five of its O&O Theatres. The loss for the Six Month Period is primarily the result of the following factors: (i) operating losses at the Universal CityWalk theatre, (ii) operating losses at the two (2) London/Trocadero theatres through their closing on July 2, 1998 and related costs of such closing, (iii) partially offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

        The Company's net loss decreased $1,075,000 or 41% in the Six Month Period to $1,536,000 from $2,611,000 in the six-month period ended September 30, 1997 primarily due to (i) the increase in equipment sales revenues, (ii) the continued decrease in general and administrative expenses, and (iii) the decrease in the equity loss from the net operations of O&O Theatres.

Comparison of the three months ended September 30, 1998 and 1997:

        Revenues for the three-month period ended September 30, 1998 (the "1999 Second Quarter") increased by $196,000 or 8% from revenues for the three-month period ended September 30, 1997 (the "1998 Second Quarter") due to an increase in revenues recognized from equipment sales and related services in the 1999 Second Quarter.

        Film licensing and production service revenues in the 1999 Second Quarter decreased by $268,000 or 22% to $924,000 from $1,192,000 in the 1998
Second Quarter. The decrease was primarily due to (i) the renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from O & O Theatres due to the closure of five such theatres since the 1998 Second Quarter.

        Revenues from equipment sales and related services for the 1999 Second Quarter increased 36% to $1,744,000 from $1,280,000 in the 1998 Second Quarter. The increase is due to the higher sales price of the two Showscan Attractions that shipped during the 1999 Second Quarter as compared to the two Showscan Attractions that shipped in the 1998 Second Quarter, and to certain modifications of two equipment sales contracts which resulted in additional non-refundable payments to the Company under such contracts.

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

        Costs of revenues were 50% of revenues in the 1999 Second Quarter as compared to 56% in the 1998 Second Quarter. Equipment cost of sales to total equipment sales decreased to 54% in the 1999 Second Quarter from 70% in the 1998 Second Quarter primarily as a result of the modifications to two equipment sales contracts. Film licensing cost of sales to total film licensing sales was 42% in the 1999 Second Quarter as compared to 41% in the 1998 Second Quarter.

        Amortization of the film library for the 1999 Second Quarter and the 1998 Second Quarter was $255,000 and $248,000, respectively. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

        General and Administrative expenses decreased $262,000 or 17% in the 1999 Second Quarter from the 1998 Second Quarter. The decrease can be primarily attributed to (i) the significant reduction in the number of employees, and (ii) a reduction in legal and marketing expenses from the 1998 Second Quarter.

        The loss on investment in O&O Theatres decreased to $55,000 in the 1999 Second Quarter from $202,000 in the 1998 Second Quarter, as a result of the Company's closing of five of its O&O Theatres. The loss for the 1999 Second Quarter is primarily the result of the following factors: (i) operating losses at the Universal CityWalk theatre, (ii) costs related to the closing of the two
(2) London/Trocadero theatres on July 2, 1998, (iii) partially offset by the operating profits of the Osaka theatre. The Company earns film licensing revenues and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

        The Company's net loss decreased 67% in the 1999 Second Quarter to $325,000 from $992,000 in the 1998 Second Quarter primarily due to (i) the increase in equipment sales revenues, (ii) the continued decrease in general and administrative expenses, and (iii) the decrease in the equity loss from the net operations of O&O Theatres.

Liquidity and Capital Resources:

        At September 30, 1998, the Company's operating working capital decreased to a deficit of $5,209,000 from $1,224,000 at March 31, 1998. The decrease in operating working capital was primarily due to the operating loss of the Company in the Six Month Period. Additionally, the Company's 8% convertible notes mature within twelve months, on September 1, 1999 and accordingly, the required reclassification of the $5,690,000 as a current liability in the September 30, 1998 balance sheet results in negative working capital of $5,209,000. The Company is in discussions with its European bank regarding an extension of the maturity date of this debt and additional financing in excess of the amounts currently outstanding, as further discussed below (also see note 4 to Condensed Consolidated Financial Statements).

        Cash and cash equivalents at September 30, 1998 decreased by $893,000 to $1,599,000 from the cash level at March 31, 1998. This reduction was the result of $803,000 used in operating activities and $90,000 used in investing activities.

        Net cash used in operating activities was primarily due to (i) a 46% increase in accounts receivable (net of allowances), unbilled receivables on uncompleted contracts and equipment sales inventory, and (ii) a 66% decrease in accounts payable. These changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

        Net cash used in investing activities was primarily due to expenditures related to the post-production of one motion simulation film.

        As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of the Company's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has caused the re-negotiation of certain film licensing agreements and the delay of certain projects.

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

        The Company intends to finance the foregoing business strategy by utilizing its current working capital resources, the proceeds to be received from its existing contract backlog and anticipated future equipment sales and film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the sale of non-performing assets, additional financing from banking institutions, the renegotiation of existing indebtedness repayment schedules, and/or the formation of strategic alliances, joint ventures or off- balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives.

        During the past fiscal year and the Six Month Period, the Company took a substantial number of actions to reduce its negative cash flow from operations. These actions included implementing significant cost reductions, such as the reduction in employee head-count to 29 from 61 at March 31, 1997, and the closure of five of the seven existing O&O Theatre screens. The Company's management is evaluating further cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head-count) and the relocation of the Company's headquarters to smaller office space. There can be no assurance that these cost-cutting measures will be sufficient to eliminate the negative cash flow or that they will not further adversely impact the Company's operations.

        The Company has limited capital resources and has debt obligations from two different financial institutions, which mature in November 1998 ($1,000,000) and in September 1999 ($5,690,000). The Company has reached an agreement with the holder of the $1,000,000 note to revise the payment schedule on the note, from being due in full in November 1998 to monthly payments beginning November 15, 1998 and continuing through March 31, 1999. The Company is also in discussions with its European bank regarding additional financing in excess of the $5,690,000 currently outstanding and an extension of the maturity date of repayment of this debt. Although the Company has held discussions with its European bank regarding additional financing, there can be no assurance that the Company will be successful in obtaining any such financing. There can also be no assurance that this creditor will agree to extend its maturity date or other terms. Each creditor is secured by certain assets which together constitute substantially all of the assets of the Company.

        The Company believes that its existing funds, combined with the Company's ability to generate cash from future operations, the sale of non-performing assets, the re-negotiation of existing indebtedness repayment schedule and other financing transactions, will be adequate to finance its revised levels of activities and operations. However, based on the Company's current cash flow projections, it is anticipated that cash generated from operations will not be sufficient to pay all of the $5,690,000 due on September 1, 1999. The Company is considering possible alternatives available to it in order to pay the debt due in September 1999, including the possible sale and/or licensing of assets to others, the re-negotiation of debt re-payment schedules, the raising of cash through debt and/or equity financings, the further curtailment of operating expenses and the receipt of payments by the Company from UA by August 1999 either through the "sourcing" of projection and other theatre equipment, or through the liquidated damages provisions of the Theater Rights Agreement with UA (estimated to range from $3,200,000 to $5,280,000), since the Company does not believe that UA will order any additional Showscan Attractions. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

        The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined which systems would need to be replaced or upgraded. The necessary upgrades will cost approximately $25,000.

        The Company believes that the required changes to its existing computer systems will be completed and tested not later than June 30, 1999, which is prior to any anticipated impact on the operating systems. Although the Company believes that with the conversions to the software, the year 2000 issue will not pose significant operational problems for its computer systems, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material additional costs caused by an undetected error or defect in the technology used in the Company's internal systems that were acquired from third parties.

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

        The Company has assigned several key employees as a Year 2000 committee, whose sole purpose is to determine the compliance of all Company products, software systems and key vendors with the necessary conversion requirements. This committee (the "Year 2000 Committee") is responsible for identifying all potential issues which must be addressed. The Year 2000 Committee's recommendations will be followed by the Company.

        The Year 2000 Committee is in the process of reviewing all of the products of the Company in order to identify any Year 2000 sensitive software included in the products sold currently or in the past. The Company has identified some potential software problems and has not yet determined if a material cost will be incurred to test or correct products initially sold by the Company.

        The Year 2000 Committee is also beginning the process of surveying key vendors to insure their compliance with Year 2000 transition requirements. As of November 11, 1998, the Company is unaware of any key vendors who are not in compliance. At this date, the survey is in its initial stages, and will be continuing into the next few fiscal quarters of the Company.

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

History of Operating Losses

        For the fiscal years ending March 31, the Company had net profits of $79,000 in fiscal 1995, net profits of $101,000 in fiscal 1996, a net loss of $3.9 million in fiscal 1997 and a net loss of $8.5 million in fiscal 1998. At March 31, 1998, the Company had an accumulated deficit of $40.9 million. For the fiscal years ended March 31, 1995, 1996, 1997 and 1998, the Company's ratio of indebtedness to stockholders equity was 23.6%, 49.8%, 55.6% and 390%, respectively. This history of losses has had a negative impact on the Company's stock price and will adversely effect the Company's ability to carry out its business strategy, increase stockholder value, and to obtain financing in the future.

        The Company received notification from the Nasdaq Stock Market in the fiscal quarter ended June 30, 1998, that it was not in compliance with the continued listing requirements of the Nasdaq National Market(R). Nasdaq indicated that the Company had not maintained the required $1 minimum closing bid price per share nor the required $5,000,000 minimum market value of public float, nor the required $4,000,000 minimum net tangible assets. The Company was granted an oral hearing on September 10, 1998 to demonstrate its ability to meet all of the continued listing requirements. After the hearing, Nasdaq decided to delist the Company's Common Stock from trading on the Nasdaq National Market(R) at the opening of business on September 17, 1998. The Company's Common Stock now trades on the OTC Bulletin Board. Since the Company has moved to the Electronic Bulletin Board, the Company has lost some of its market makers with the result that it may now be more difficult to effect trades of the Company's shares and to obtain timely and accurate quotations and reports of trading. This delisting could also adversely affect the liquidity of the Company's shares and thus their market value. This delisting could also adversely affect the Company's ability to obtain debt and/or equity financing.

Ability to Obtain Additional Financing

        To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure its business and operations. A number of factors will make it difficult for the Company to obtain equity financing in the future, including the significant losses the Company incurred in the last fiscal year, the de-listing of the Common Stock from the Nasdaq National Market(R), the on-going financial turmoil in Asia (historically the Company's largest market and principal source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations may make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations from two different financial institutions which mature in November 1998 ($1,000,000) and in September 1999 ($5,690,000). The Company has an agreement to revise the payment schedule on the $1,000,000 obligation from being due in November, 1998 to monthly payments beginning November 15, 1998 and continuing through March 31, 1999, and is in discussions with its European Bank with regard to re-negotiation of its debt repayment schedule and additional financing. There can be no assurance that the European bank will agree to extend its maturity date or provide additional financing. The failure to repay either of these debts could result in the foreclosure against the collateral securing them which, between the two obligations, constitute substantially all of the assets of the Company. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay all of the $5.7 million due on September 1, 1999. The Company has various alternatives available to it in order to pay this debt. There can be no assurance that any of these alternatives will be successful.

Ability to Produce Additional Films

        One of the primary factors considered by potential purchasers of motion simulation attractions is the quality and extent of the films available to be shown at the attraction. In addition, existing sites considering licensing the Company's films will consider the type and number of films available to them. The Company believes that a large portion of its competitive advantage resides in its popular and extensive library of ride films. To maintain this competitive edge, the Company must produce or acquire the distribution rights to several new films each year. Film production is expensive and requires the investment of Company funds (to the extent that investors cannot be located) with no assurance that the films produced will be popular. To the extent that the Company does not have its own funds available to invest and financing cannot be found on acceptable terms, then the Company's ability to produce new films could be restricted. Other competitors have each indicated that they are devoting substantial portions of their financial resources to the production of new motion simulation films. The Company's recent operating losses and declining cash balances have caused it to decrease the level of its investments in film software, which may have an adverse effect on revenues in future periods. Both the short- and long-term financial performance of the Company will be adversely affected if the perceived quality and popularity of the Company's film library declines either alone or in comparison to the films of the Company's competitors.

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

International Operations

        A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During the fiscal years ended 1998, 1997, 1996 and 1995, 85%, 62%, 61% and 69% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the recent devaluation of a number of Asian countries' currencies relative to the U.S. Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company's future sales in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

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

Volatility of Stock Price

        The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to September 30, 1998, the Company's closing market price has ranged from a low of $0.0625 per share to a high of $3.375 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

Ability to Retain Key Personnel

        Over the past eighteen months, the Company has reduced its number of employees from 61 to 29. The possible merger of the Company, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by key personnel. While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures.

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

Dependence on Major Customers

        The Company's film licensing business has a concentration located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. In the fiscal year ended March 31, 1998, Showscan earned revenues from Imagine Japan in the amount of $1,318,000. The Company's short and long-term performance could be adversely impacted if disruptions were to occur in this area of concentration, such as license terminations or payment problems.

Current Trends in the Global Economy

        The Company's revenues and profitability are dependent on the strength of the national and international economies. In a recessionary or deflationary environment, sales of the Company's products and products of other entertainment companies may be adversely affected. Theme parks and other out-of-home entertainment venues may also experience a downturn in sales which could reduce the funds available for capital improvements and film licensing, resulting in price and other concessions and discounts by the Company in order to maintain sales activity. Recent turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations. If recent economic problems experienced in Asia, Russia, and Eastern Europe were to spread to Europe, South America or the United States, it could have a material adverse affect upon the Company's revenues and results of operations. The Company is not able to predict to what extent, or for what period, these economic trends may adversely affect the sales of its products.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

        The exhibits listed below are filed as part of this Report.

     Exhibit Number                           Description
     --------------                           -----------
        10.36                 Amendment to Employment Agreement, dated
                              October 1, 1998, by and between the Company
                              and Dennis Pope.



(b)  Reports on Form 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 16th day of November, 1998.


                                       Showscan Entertainment Inc.
                                       ---------------------------
                                             (Registrant)



                                       By /s/ DENNIS POPE
                                          --------------------------------------
                                          Dennis Pope
                                          President  - Chief Executive Officer
                                          (Authorized Officer and Principal
                                          Executive Officer)


                                       By /s/ MARC SABELLA
                                          --------------------------------------
                                          Marc Sabella
                                          Vice President  - Corporate Controller
                                          (Authorized Officer and Principal
                                          Accounting Officer)

                                         EXHIBIT INDEX



      Exhibit No.                            Description                             Page Number
      -----------                            -----------                             -----------
        10.36                 Amendment to Employment Agreement, dated
                              October 1, 1998, by and between the Company
                              and Dennis Pope.