Form 10-Q
period 1998-12-31
SHOWSCAN ENTERTAINMENT INC
filed 1999-02-16
CIK 812882

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
                               ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              YES [X]     NO [_]

    As of February 12, 1999, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

             This report contains 24 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

Condensed Consolidated Balance Sheets as of December 31, 1998
and March 31, 1998                                                 3

Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended December 31, 1998 and 1997            5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended December 31, 1998 and 1997                            6

Notes to the Condensed Consolidated Financial Statements           8


Item 2. - Management's Discussion and Analysis of
-------------------------------------------------
        Financial Condition and Results of Operations             11
        ---------------------------------------------


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                          22
----------------------------------------

Signatures                                                        23

Exhibit Index                                                     24

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------

                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                                   December 31,             March 31,
                                                                      1998                    1998
                                                                   ------------             ---------
                                                                   (Unaudited)               (Note)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                                           $ 1,035                $ 2,492
  Accounts receivable (net of allowances)                               2,130                  2,161
  Unbilled receivables on uncompleted
   film and equipment contracts                                         1,503                    708
  Due from affiliated entities, net of allowances
   (Note 6)                                                               216                    794
   Equipment sales inventory                                            1,427                  1,186
   Prepaid expenses and other current assets                              521                    193
                                                                      -------                -------
Total current assets                                                    6,832                  7,534

Film library (net of amortization)                                      3,104                  3,765

Investment in and advances to O&O theatres (Note 2)                       333                    440

Patents and other intellectual properties (net of
   amortization)                                                          575                    900

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation and
   amortization                                                           941                  1,072
                                                                      -------                -------

Total assets                                                          $11,785                $13,711
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

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                                    December 31,          March 31,
                                                                       1998                 1998
                                                                    ------------          ---------
                                                                    (Unaudited)            (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------

Current liabilities:
 Accounts payable                                                     $    351             $    752
 Customer advances on uncompleted film and
  equipment contracts                                                    3,408                2,317
 Accrued expenses and other current liabilities                          2,816                2,241
 11% note payable (Note 3)                                                 710                1,000
 8% convertible notes, due September 1, 1999 (Note 4)                    5,690                    -
                                                                      --------             --------
Total current liabilities                                               12,975                6,310
                                                                      --------             --------

8% convertible notes (Note 4)                                                -                5,690

Stockholders' equity (deficit):
 Series A Convertible Preferred Stock, $.001 par value;
  150,000 shares authorized, no shares issued and
  outstanding                                                                -                    -
 Series C Convertible Preferred Stock, $.001 par value;
  100,000 shares authorized; 49,000 shares issued and
  outstanding                                                                -                    -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 5,642,058 shares issued and outstanding                        6                    6
 Additional paid-in capital                                             42,567               42,567
 Accumulated deficit                                                   (43,763)             (40,862)
                                                                      --------             --------
Total stockholders' equity (deficit)                                    (1,190)               1,711
                                                                      --------             --------
Total liabilities and stockholders' equity                            $ 11,785             $ 13,711
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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)


                                                       Three Months Ended            Nine Months Ended
                                                          December 31,                  December 31,
                                                       1998         1997            1998           1997
                                                     ---------------------         ----------------------
                                                          (Unaudited)                  (Unaudited)

Revenues:
 Film licensing and production services              $   767       $   791         $ 2,317        $ 2,922
 Equipment sales and related services                    569         2,634           3,450          4,214
                                                     -------       -------         -------        -------
                                                       1,336         3,425           5,767          7,136

Costs of revenues                                        906         3,889           3,516          6,006
                                                     -------       -------         -------        -------
Gross profit                                             430          (464)          2,251          1,130

Costs and expenses:
 General and administrative expenses                   1,425         2,339           4,009          5,505
 Depreciation and amortization                           166           190             432            579
                                                     -------       -------         -------        -------
                                                       1,591         2,529           4,441          6,084
                                                     -------       -------         -------        -------
Operating loss                                        (1,161)       (2,993)         (2,190)        (4,954)

Other income (expense):
 Equity in net operations of O&O Theatres                (15)         (104)           (149)          (468)
 Other income, including interest                          5            23              62             64
 Interest and other expenses                            (194)         (190)           (624)          (517)
                                                     -------       -------         -------        -------
                                                        (204)         (271)           (711)          (921)
                                                     -------       -------         -------        -------

Net loss                                             $(1,365)      $(3,264)        $(2,901)       $(5,875)
                                                     =======       =======         =======        =======

Basic and diluted net loss per common
 share (Note 5)                                      $  (.24)      $  (.58)        $  (.51)       $ (1.04)
                                                     =======       =======         =======        =======


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                          1998                    1997
                                                                      -----------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
 Net loss                                                              $(2,901)                 $(5,875)
 Adjustments to reconcile net loss
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                                            432                      579
  Amortization of film library                                             763                      683
  Amortization of debt issue costs                                         193                        2
  Write down/provision for film library                                      -                    1,150
  Equity in net operations of O&O theatres                                 149                      468
  Accrued interest on debt                                                 342                      358
  Provision for doubtful accounts                                           90                      590
  Changes in operating assets and liabilities:
   Accounts receivable and due from affiliates                             519                     (779)
   Equipment sales inventory                                              (240)                    (566)
   Unbilled receivables on uncompleted film and
    equipment contracts                                                   (795)                    (695)
   Prepaid expenses                                                       (328)                     778
   Investment in and advances to O&O theatres                             (203)                   1,476
   Accounts payable, accrued expenses and other
    current liabilities                                                   (167)                    (581)
   Customer advances on uncompleted equipment
    contracts                                                            1,091                    1,206
                                                                       -------                  -------

 Net cash used in operating activities                                 $(1,055)                 $(1,206)
                                                                       -------                  -------

Cash flows from investing activities:
 Purchases of equipment and leasehold
  improvements                                                              (7)                     (16)
 Additions to film library                                                (105)                  (1,022)
 Other assets                                                                -                      870
                                                                       -------                  -------

 Net cash used in investing activities                                 $  (112)                 $  (168)
                                                                       -------                  -------

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                            (Dollars in Thousands)


                                                                               Nine Months Ended
                                                                                  December 31,
                                                                          1998                    1997
                                                                      -----------------------------------
                                                                                   (Unaudited)
   Balance forwarded                                                   $(1,167)                 $(1,374)
                                                                       -------                  -------

Cash flows from financing activities:
     11% note payable                                                     (290)                   1,000
                                                                       -------                  -------

   Net cash (used in) provided by financing activities                    (290)                   1,000
                                                                       -------                  -------

   Net decrease in cash and cash equivalents                            (1,457)                    (374)

Cash and cash equivalents, beginning of period                           2,492                    2,562
                                                                       -------                  -------

Cash and cash equivalents, end of period                               $ 1,035                  $ 2,188
                                                                       =======                  =======

Supplemental disclosures of cash flow information:
   Interest paid                                                       $   338                  $   234
                                                                       =======                  =======

   Income taxes paid                                                   $     -                  $     -
                                                                       =======                  =======


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:
---------------------

     The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected either for the last fiscal quarter in the fiscal year ending March 31, 1999 or for the entire fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

Note 2--Owned and Operated Theatres ("O&O Theatres"):
----------------------------------------------------

     The Company has significantly revised its O&O Theatres policies and has during the past 21 months, closed five (5) of its theatres, including Framingham, Massachusetts (2), San Antonio, Texas (1), and London, England (2). Accordingly, the Company currently operates and/or has an ownership interest in two (2) Showscan Attractions located at Universal CityWalk in Universal City, California and Osaka, Japan. Generally, in each of these arrangements, the Company receives reimbursement for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in the O&O Theatres under the equity method of accounting.

Note 3--11% Promissory Note:
----------------------------

     On November 1, 1997, the Company completed a placement of a $1,000,000 promissory note through an unaffiliated third party. The note bears interest at a rate of 11 percent per annum. The note is secured by accounts receivable from the distribution of the Company's film library and the proceeds thereof. Principal and interest amounts were payable in full on November 15, 1998. In November 1998, the Company and the lender reached an agreement to modify the note so that the principal will be repaid in installments through March 31, 1999. As of December 31, 1998, aggregate payments of $400,000 have been made, including $110,000 of accrued interest as of November 15, 1998. The remaining scheduled payments per the modified agreement are as follows: December 31, 1998: $150,000 (paid in January 1999); January 31, 1999: $150,000 (paid in
January 1999); February 28, 1999:  $150,000; March 31, 1999:  $260,000.
Interest that accrues after the commencement of the modified agreement is due and payable on March 31, 1999.

Note 4--8% Convertible Notes:
-----------------------------

     On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") with a European bank. The 8% Convertible Notes mature on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through December 31, 1998, $1,310,000 of such notes had been converted into

227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. In connection with the placement, $619,000 of debt issue costs were incurred and are being amortized over the life of the notes. The Company is in discussions with its European bank regarding an extension of the maturity date of this debt and additional financing in excess of the amounts currently outstanding. There can be no assurance that the Company will be successful in the extension of the maturity date or such additional financing.

Note 5--Loss per common share:
------------------------------

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

     Per share information has been determined by using 5,642,058 weighted average shares outstanding for the nine-months and the three-months ended December 31, 1998 and 1997.

Note 6--Receivables from affiliated entities:
---------------------------------------------

     At June 30, 1998, the Company was due $712,000 from United Artists Theatre Circuit, Inc. ("UA"). The payment terms for this receivable originally provided for (a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); since the venture between UA and the Company (the "UA Venture") had not accepted one of the theatre sites it had been offered by UA prior to the Maturity Date, the Maturity Date was to be extended 30 days after the date that the UA Venture did accept, but in no event would that Maturity Date have been extended later than August 19, 1999. In July 1998, the Company and UA reached an agreement to settle the amount owed by means of a $318,000 payment by UA, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment by UA of the remaining amounts over approximately one year. As part of this agreement, the Company also agreed to expand the ability of UA to "source" projection and other theatre equipment, in addition to simulation equipment, through the Company. Fifty percent (50%) of any such "sourced" equipment will count toward UA's achievement of the $13,950,000 aggregate equipment purchase requirement. Any such "sourcing" of projection and other theatre equipment must result in at least an aggregate benefit (as defined) to the Company of $3,000,000, which is contractually payable no later than August 19, 1999. If UA fails to achieve this requirement and/or fails to order and install 16 additional Simulation Attractions by August 1999, then UA will be contractually obligated to pay the Company liquidated damages in the amount of $5,100,000, which is also payable on August 19, 1999. It is the Company's belief that UA will not order or install any additional Simulation Attractions. The Company has removed the UATC systems from its contract backlog.

     At December 31, 1998, affiliates of certain directors owed the Company a combined balance of $336,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres and certain other administrative costs. On July 8, 1998, the affiliates of the certain directors indicated to the Company that they dispute their obligation to pay these sums. Accordingly, the Company fully reserved for such amounts in the March 31, 1998 consolidated balance sheet. On January 26, 1999, these directors and the Company agreed to a settlement and payment of the outstanding obligations. Each director agreed that Showscan could retain its respective estimated proceeds (aggregating approximately $130,000) from the sale of the San Antonio O&O Theatre (which was closed in September 1997) and to pay the remaining amounts due. As of February 11, 1999 one director has paid the agreed upon amount of $110,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview:
---------

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

     The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1998 and the nine-month period ended December 31, 1998). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the nine-month period ended December 31, 1998.

Comparison of the nine months ended December 31, 1998 and 1997:
---------------------------------------------------------------

     Revenues for the nine-month period ended December 31, 1998 (the "Nine Month Period") decreased by $1,369,000 or 19% to $5,767,000 from revenues for the nine-month period ended December 31, 1997.

     Film licensing and production service revenues in the Nine Month Period decreased by $605,000 or 21% to $2,317,000 from $2,922,000 in the nine-month period ended December 31, 1997. The decrease was primarily due to (i) the renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from O&O Theatres due to the closure of five such theatres since the prior year period.

     Revenues from equipment sales and related services for the Nine Month Period decreased $764,000 or 18% to $3,450,000 from $4,214,000 in the nine-month period ended December 31, 1997. The decrease is due to the decrease in the number of Showscan Attractions shipped during the Nine Month Period as compared to the corresponding prior year nine-month period. Four Showscan Attractions were shipped in the Nine Month Period as compared to five units shipped in the nine-month period ended December 31, 1997.

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

     Costs of revenues were 61% of revenues in the Nine Month Period as compared to 84% in the nine-month period ended December 31, 1997. Equipment cost of sales to total equipment sales decreased to 65% in the Nine Month Period from 81% in the nine-month period ended December 31, 1997, primarily as a result of modifications to two equipment sales contracts which adversely impacted costs of revenues for the nine months ended December 31, 1997. Film licensing cost of sales to total film licensing sales was 56% in the Nine Month Period as compared to 88% in the nine-month period ended December 31, 1997. The decrease in film licensing cost of sales in the Nine Month Period from the nine-month period ended December 31, 1997 is due to an adjustment to the carrying value of two films to their estimated realizable value of the $1,150,000 recorded in the nine-month period ended December 31, 1997. The film licensing cost of sales to total film licensing sales as adjusted for the $1,150,000 amount recorded to the carrying value of the two films was 49%, excluding the $1,150,000 provision in the nine-month period ended December 31, 1997.

     Amortization of the film library for the Nine Month Period and the nine-month period ended December 31, 1997 was $763,000 and $683,000, respectively. The increase in film amortization is due to the additional amortization of three films in the Nine Month Period that were added to the Company's film library in the past fiscal year (and are now in release) and were not amortized in the nine-month period ended December 31, 1997. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses decreased $1,496,000 or 27% in the Nine Month Period from the nine-month period ended December 31, 1997. The decrease can be primarily attributed to (i) a significant reduction in the number of employees, (ii) a reduction in legal, marketing and merger-related expenses from the nine-month period ended December 31, 1997, and (iii) a $500,000 increase in the allowance for doubtful accounts that was recorded in the nine-month period ended December 31, 1997.

     The loss on investment in O&O Theatres decreased to $149,000 in the Nine Month Period from $468,000 in the nine-month period ended December 31, 1997, as a result of the Company's closing of five of its O&O Theatres. The loss for the Nine Month Period is primarily the result of the following factors: (i) operating losses at the Universal CityWalk theatre, and (ii) operating losses at the two (2) London/Trocadero theatres through their closing on July 2, 1998 and related costs of such closing. The Company earns film licensing revenues and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

     The Company's net loss decreased $2,974,000 or 51% in the Nine Month Period to $2,901,000 from $5,875,000 in the nine-month period ended December 31, 1997 primarily due to (i) the continued decrease in general and administrative expenses, and (ii) the decrease in the equity loss from the net operations of O&O Theatres.

Comparison of the three months ended December 31, 1998 and 1997:
----------------------------------------------------------------

     Revenues for the three-month period ended December 31, 1998 (the "1999 Third Quarter") decreased by $2,089,000 or 61% from revenues for the three-month period ended December 31, 1997 (the "1998 Third Quarter") due to a decrease in revenues recognized from equipment sales and related services in the 1999 Third Quarter.

     Film licensing and production service revenues in the 1999 Third Quarter decreased by $24,000 or 3% to $767,000 from $791,000 in the 1998 Third Quarter.

     Revenues from equipment sales and related services for the 1999 Third Quarter decreased 78% to $569,000 from $2,634,000 in the 1998 Third Quarter.
The decrease is due to the reduction in number of Showscan Attractions shipped from three in the 1998 Third Quarter (two of which were relocations) as compared to one in the 1999 Third Quarter.

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

     Costs of revenues were 39% of revenues in the 1999 Third Quarter as compared to 114% in the 1998 Third Quarter. Equipment cost of sales to total equipment sales decreased to 64% in the 1999 Third Quarter from 87% in the 1998 Third Quarter primarily as a result of a higher gross profit margin on the shipment during the 1999 Third Quarter as compared to lower average gross profit margins for the three shipments in the 1998 Third Quarter. The higher gross profit margin earned on the shipments during the 1999 Third Quarter is related to custom equipment specifications and services. Film licensing cost of sales to total film licensing sales was 56% in the 1999 Third Quarter as compared to 202% in the 1998 Third Quarter. Amortization of the film library for the 1999 Third Quarter and the 1998 Third Quarter was $253,900 and $1,410,300, respectively. The decrease is due to a provision of $1,150,000 during the 1998 Third Quarter to adjust the carrying value of three films to their estimated realizable value. No provisions of this nature were necessary in the 1999 Third Quarter. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses decreased $914,000 or 39% in the 1999 Third Quarter from the 1998 Third Quarter. The decrease can be primarily attributed to (i) a significant reduction in the number of employees, and (ii) a reduction in legal, consulting and marketing expenses from the 1998 Third Quarter.

     The loss on investment in O&O Theatres decreased to $15,000 in the 1999 Third Quarter from $104,000 in the 1998 Third Quarter, as a result of the Company's closing of five of its O&O Theatres. The loss for the 1999 Third Quarter is primarily the result of the operating loss at the Universal CityWalk theatre. The Company earns film licensing revenues and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

     The Company's net loss decreased 58% in the 1999 Third Quarter to $1,365,000 from $3,264,000 in the 1998 Third Quarter primarily due to (i) the decrease in equipment cost of sales, (ii) the continued decrease in general and administrative expenses, and (iii) the decrease in the equity loss from the net operations of O&O Theatres.

Liquidity and Capital Resources:
-------------------------------

     At December 31, 1998, the Company's operating working capital decreased to a deficit of $6,143,000 from $1,224,000 at March 31, 1998. The decrease in operating working capital was primarily due to the reclassification of the $5,690,000 outstanding balance of the 8% Convertible Notes to a current liability and to the operating loss of the Company in the Nine Month Period.
The Company's 8% Convertible Notes mature on September 1, 1999 and, accordingly, the related obligation of $5,690,000 has been reclassified as a current liability in the December 31, 1998 balance sheet. The Company is in discussions with its European bank regarding an extension of the maturity date of this debt and additional financing in excess of the amounts currently outstanding, as further discussed below.

     Cash and cash equivalents at December 31, 1998 decreased by $1,457,000 to $1,035,000 from the cash level at March 31, 1998. This reduction was the result of $1,055,000 used in operating activities, $112,000 used in investing activities, and $290,000 used in financing activities.

     Net cash used in operating activities was primarily due to (i) the net loss of $2,901,000 in the Nine Month Period, (ii) a 65% increase in prepaid expenses, unbilled receivables on uncompleted contracts and equipment sales inventory, and
(iii) a 53% decrease in accounts payable. These changes are primarily attributable to variations in the timing of Showscan Attractions sales and the specific contract terms of such sales, which terms generally affect the timing of collections, shipments, deliveries to customers, installations and the related payments to vendors.

     Net cash used in investing activities was primarily due to the amortization of the film library.

     As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of the Company's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has caused the re-negotiation of certain film licensing agreements and the delay of new Showscan Attractions and certain other projects.

     The Company's business strategy includes an increase in the installed base of Showscan Attractions, creation of the largest thrill-ride film library in the simulation industry (through new film productions and the securing of distribution rights to motion simulation films produced by other companies), the licensing and distribution of its motion simulation library (including films produced using the Showscan process and films acquired from other producers) to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company), new product development and new product lines, enhancement of existing product lines, possible investments in O&O Theatres and the continued reduction of overhead.

     The Company intends to finance the foregoing business strategy by utilizing its existing capital resources, the proceeds to be received from its existing contractual/installation backlog, existing film licensing agreements and anticipated future equipment sales/film licensing agreements, together with proceeds derived from one or more of the following financing alternatives: the sale of securities, the sale of non-performing assets, additional financing from banking institutions, the renegotiation of existing indebtedness repayment schedules, and/or the formation of strategic alliances, joint ventures or off-balance sheet financing. There can be no assurance that the Company will be able to obtain any of the aforementioned financing alternatives.

     During the past fiscal year and the Nine Month Period, the Company took a substantial number of actions to reduce its negative cash flow from operations. These actions included implementing significant cost reductions, such as the reduction in employee head-count to 29 currently from 61 at March 31, 1997, and the closure of five of the seven previously existing O&O Theatre screens. The Company's management is evaluating further cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head-count) and the relocation of the Company's headquarters to smaller office space. There can be no assurance that these cost-cutting measures will be sufficient to eliminate the negative cash flow or that they will not further adversely impact the Company's operations.

     The Company has limited capital resources and has debt obligations from two different financial institutions. The Company reached an agreement with the holder of the $1,000,000 note to revise the payment schedule on the note, from being due in full in November 1998 to monthly payments which began November 15, 1998 and continue through March 31, 1999. As of December 31, 1998, the Company has made aggregate payments of $400,000, including $110,000 of accrued interest as of November 15, 1998. The Company is also in continuing discussions with its European bank regarding additional financing in excess of the $5,690,000 currently outstanding balance of the 8% Convertible Notes and an extension of the maturity date of repayment of this debt. Although the Company has held discussions with its European bank regarding additional financing and the bank has conducted certain due diligence procedures, there can be no assurance that the Company will be successful in obtaining any such financing. There can also be no assurance that this creditor will agree to extend its maturity date or other terms. The failure to fully repay either of these debts could result in the foreclosure against the collateral securing each, which together constitute substantially all of the assets of the Company.

     The Company believes that its existing funds, combined with generated cash from future operations, the sale of non-performing assets, the re-negotiation of existing indebtedness repayment schedules and other financing transactions, will finance its revised levels of activities and operations, although the Company anticipates that it will require additional financing or be required to further restructure its business and operations. Additionally, based on the Company's current cash flow projections, it is anticipated that cash generated from operations will not be sufficient to pay all of the $5,690,000 due on September 1, 1999. The Company is considering possible alternatives available to it in order to pay the debt due in September 1999, including the possible sale and/or licensing of assets to others, the re-negotiation of debt re-payment schedules, the raising of cash through debt and/or equity financings, the further curtailment of operating expenses and the receipt of payments by the Company from UA by August 1999 either (i) through the "sourcing" of projection and other theatre equipment, or (ii) through the liquidated damages provisions of the Theater Rights Agreement with UA (such contractual obligations are to range between $3,000,000 and $5,100,000), since the Company does not believe that UA will order any additional Showscan Attractions. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Impact of the Year 2000:
------------------------

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

     The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined which systems would need to be replaced or upgraded. The necessary upgrades will cost approximately $50,000.

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

     The Year 2000 Committee is currently contacting each site to determine which components (hardware and/or software) require upgrade or replacement. The upgrades are scheduled for completion by June 30, 1999.

     The Year 2000 Committee has identified and contacted all key vendors to insure their compliance with Year 2000 transition requirements. The Committee is reviewing responses received for compliance. Vendors were asked to confirm that they have addressed internal issues related to their continued operations as well as compliance of their products or their ability to provide ongoing services to Showscan.

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

History of Operating Losses
---------------------------

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

Ability to Obtain Additional Financing
--------------------------------------

     To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources, the Company will have to further and maybe significantly restructure its business and operations. A number of factors will make it difficult for the Company to obtain equity financing in the future, including the significant losses the Company incurred, the de-listing of the Common Stock from the Nasdaq National Market(R), the on-going financial turmoil in Asia (historically the Company's largest market and principal source of revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations may make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders.

     In addition to restructuring its business and operations, the Company has debt obligations from two different financial institutions. In November 1998 the Company reached an agreement with one of its lenders to revise the payment schedule on the $1,000,000 obligation from being due on November 15, 1998 to monthly payments beginning November 15, 1998 and continuing through March 31, 1999. Through December 31, 1998, payments in the aggregate of $400,000 have been paid, including $110,000 of accrued interest as of November 15, 1998. The Company is in continuing discussions with its European Bank with regard to re-negotiation of its debt repayment schedule regarding potential additional financing. There can be no assurance that the European bank will agree to extend its maturity date or provide additional financing. The failure to fully repay either of these debts could result in the foreclosure against the collateral securing them which, between the two obligations, constitute substantially all of the assets of the Company. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay all of the $5.7 million due on September 1, 1999. The Company has various alternatives available to it in order to pay this debt. There can be no assurance that any of these alternatives will be successful.

Ability to Produce Additional Films
-----------------------------------

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

Period to Period Fluctuations
-----------------------------

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

New Product Development
-----------------------

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

International Operations
------------------------

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

Intellectual Property
---------------------

     The Company has several United States patents on various processes and elements related to film projection and motion simulation. In addition, the Company always faces the risk that new technologies could be discovered that are superior to the Company's patents.

Competition
-----------

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

Volatility of Stock Price
-------------------------

     The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to December 31, 1998, the Company's closing market price has ranged from a low of $0.0469 per share to a high of $1.875 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

Ability to Retain Key Personnel
-------------------------------

     Over the past twenty-one months, the Company has reduced its number of employees from 61 to 29. The possible merger of the Company, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by some key personnel. While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures.

Environmental Matters and Other Governmental Regulations
--------------------------------------------------------

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

Business Disruption
-------------------

     The Company's corporate headquarters, including its research and development operations, are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

Dependence on Major Customers
-----------------------------

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

Current Trends in the Global Economy
------------------------------------

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
    --------

       The exhibits listed below are filed as part of this Report.

  Exhibit Number                         Description
  --------------                         -----------
     10.38               First Amendment to Credit Agreement, dated as of
                         November 10, 1998, by and between Showscan
                         Entertainment Inc. and Eldee Foundation.

     27.1                Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

       None

                                 SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 16th day of February, 1999.


                              Showscan Entertainment Inc.
                              ---------------------------
                                   (Registrant)



                              By \s\DENNIS POPE
                                 --------------
                                 Dennis Pope
                                  President  - Chief Executive Officer
                                    (Authorized Officer and Principal
                                     Executive Officer)

                              By \s\MARC SABELLA
                                 ---------------
                                 Marc Sabella
                                  Vice President  - Corporate Controller
                                    (Authorized Officer and Principal
                                     Accounting Officer)

                                 EXHIBIT INDEX



          Exhibit No.                     Description                         Page Number
          -----------                     -----------                         -----------

              10.38               First Amendment to Credit                        25
                                  Agreement, dated as of November
                                  10, 1998, by and between Showscan
                                  Entertainment Inc. and Eldee
                                  Foundation

              27.1                Financial Data Schedule                          35