Form 10-K
period 1999-03-31
SHOWSCAN ENTERTAINMENT INC
filed 1999-12-06
CIK 812882

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-K

                              -------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1999.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   YES ____    NO  X
                                                           ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 1, 1999 was approximately $314,480 (based on last Over-The-Counter Bulletin Board-reported sale price of $0.0625 per share of Common Stock on that date). There were 5,642,058 shares of registrant's common stock outstanding as of November 1, 1999.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                               TABLE OF CONTENTS


Item                                                                                      Page
----                                                                                      ----
                                     Part I

1.    Business............................................................................   3

2.    Properties..........................................................................  16

3.    Legal Proceedings...................................................................  16

4.    Submission of Matters to a Vote of Security Holders.................................  17


                                    Part II

5.    Market for Registrant's Common Equity and Related Stockholder Matters...............  18

6.    Selected Financial Data.............................................................  19

7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................................  20

8.    Financial Statements and Supplementary Data.........................................  30

9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure.............................................  30


                                    Part III

10.   Directors and Executive Officers of the Registrant..................................  31

11.   Executive Compensation..............................................................  33

12.   Security Ownership of Certain Beneficial Owners and Management......................  36

13.   Certain Relationships and Related Transactions......................................  38


                                    Part IV

14.   Exhibits, Consolidated Financial Statement Schedules,
       and Reports on Form 8-K............................................................  42

Forward-Looking Statements

     In addition to historical information, this Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Exchange Act. The forward-looking statements contained herein are subject to certain risks, uncertainties and other factors that may cause actual results to differ materially from those contained in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Showscan Entertainment Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in calendar 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.


                                    PART I


Item 1.  Business
-----------------

General

     Showscan Entertainment Inc. (the "Company") is a provider of movie-based motion simulation theatre attractions to the expanding out-of-home entertainment market. The Company's motion simulation theatre attractions ("Showscan Attractions") combine the exhibition of a short action film with multi-channel sound systems and synchronized theatre seat movement to produce an immersive entertainment experience in which the theatre patron has the perception of actually participating in the on-screen action. The entertainment creates a "thrill ride" or action entertainment experience (such as riding a run-away train or racing through outer space). The Company's attractions incorporate various proprietary technologies, including the award winning and patented 70mm filming and projection process known as Showscan(R). The Company believes that films made and exhibited in the Showscan process create a visual effect of depth, clarity and realism that is superior to any other film format. The Showscan process is also used for the exhibition of films in large screen special format movie theatres. The Company's films have been exhibited in such specialty theatres at world fairs, tourist destinations, trade conventions and other locations where the operator desires the impact of the large-screen, intense image that a Showscan film provides.

     As of November 1, 1999, the Company had 57 Showscan Attractions screens operating around the world. The Company had 8 additional Showscan Attractions screens in its delivery and installation backlog, and has contractual commitments for an additional 5 Showscan Attractions screens over the next two years. The Company includes in its backlog all sales for which it has a signed agreement or letter of intent, in each case supported by a letter of credit, cash deposits or liquidated damage provisions. The Company has an ownership interest in motion simulation theatres ("O&O Theatres") at Universal CityWalk, Universal City, California and the Asian Trade Center in Osaka, Japan.

     As part of its business, the Company produces and licenses specialty films in the Showscan process which are then exhibited in conventional theatres equipped to show Showscan films. The Company also markets all of the cameras, projectors, motion bases and other equipment necessary to establish and operate

Showscan Attractions and Showscan specialty theatres. There are 7 permanent specialty theatres operating as of November 1, 1999, which license the Company's films.

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

Business Strategy

     The Company believes that there is worldwide consumer demand for a variety of out-of-home entertainment options. The Company's goal has been to capitalize on its position as a leader in the entertainment motion simulation attraction business and on the growing demand for entertainment alternatives by making its movie-based products available to consumers worldwide at high-visibility and high-traffic locations, such as urban entertainment complexes, tourist destinations, family entertainment centers, amusement/theme parks, movie theatre complexes, gaming casinos, and shopping centers.

     The Company, since March 1997, has focused its primary business strategy on the development of high-margin recurring revenues from the licensing and distribution of its motion simulation and specialty films. The Company's goal has also been to enhance the recognition of the Showscan(R) brand name worldwide. In response to the unsatisfactory results and the need to manage its personnel resources, the Company's current management has revised certain of its prior business strategies. For example, the Company has decided to reduce its marketing of other large format projection systems and its investments in O&O Theatres and will concentrate its limited resources on its core business of selling Showscan Attractions to third parties and licensing its film library. The Company's current strategies to achieve its objectives are as follows:

     Increase Film Licensing Revenues. The Company's principal strategy continues to be to increase the recurring revenues derived from licensing its films by increasing the number of motion simulation attractions that license the Company's films. As this installed base grows, each film will be licensed to a greater number of exhibitors thereby increasing film revenue, while also amortizing the fixed film production costs of Showscan owned films over a larger revenue base. To increase this recurring revenue, the Company's focus continues to be on:

     (i) Marketing to a wide range of potential customers worldwide while maintaining reasonable profit margins;

     (ii) Enhancing and expanding its film library by producing internally or with third parties new films while also obtaining distribution rights to motion simulation films produced by others;

     (iii) Offering Showscan films for distribution, and films for which Showscan has obtained distribution rights from other producers, to all operators of simulation attractions including those previously installed by competitors of Showscan; and

     (iv) Entering into additional strategic multi-location sales arrangements to supplement existing strategic agreements which cover Japan, Austria, Australia and Taiwan.

     Investments in Showscan Attraction Theatres. The Company has historically participated directly in the recurring revenues from ticket sales and film distribution and licensing by having an ownership interest in certain Showscan Attractions ranging from 25% to 50%. The Company's management, recognizing the losses incurred at most of these theatres, has closed over the last two years five of the seven O&O Theatre screens and has not made any new O&O Theatre investments.

     Expand Distribution; Exploit Proprietary Assets. In addition to increasing its recurring film revenue through the addition of more sites, another objective of the Company is to expand its distribution base and to find and exploit other commercial and entertainment opportunities and revenue sources for its existing assets.

     The Company believes that its current and future library of motion simulation and specialty films will become more valuable, not only to Showscan Attractions currently showing Showscan films but also to third-party sites that will be interested in licensing films from the Company. Accordingly, the Company plans to continue to increase the number of films it offers by producing patented and/or acquiring additional suitable films. In addition, the Company also is pursuing various financing alternatives, including limited partnerships and other similar arrangements to finance the production of additional Showscan motion simulation films. The Company has begun to market its films, and films for which Showscan has obtained distribution rights from other producers, to all operators of motion simulation attractions either in conjunction with, or as a replacement for, the films that they are currently showing.

     The Company believes that the Showscan process can also be used to enhance the effectiveness, appeal and commercial potential of other filmed products, including feature-length motion pictures, specialty films, commercial and corporate presentations, educational films, documentaries and other forms of entertainment, such as interactive and virtual reality attractions.

     The Company is a representative in the Peoples Republic of China for Spitz, Inc., a manufacturer of planetariums, space theatres and flight simulators. Furthermore, the Company may consider the acquisition of motion simulation film libraries and/or other companies in its line of business or in other businesses.

The Motion Simulation and Specialty Film Library

     The Company derives revenues in the following ways from its film library:
(i) a royalty fee for use of the patented Showscan filming and projection process, (ii) distribution fees based on the revenues derived from all films including those that are not solely owned by the Company; and (iii) receipt of all or a percentage of the licensing revenues remaining after the payment of any distribution fees or expenses. The amount the Company receives from co-owned films varies, and is based on the participation agreements negotiated with the other owners of the films.

     The Company's film library consists of a motion simulation film library and a specialty film library. The motion simulation film library is one of the world's largest entertainment motion simulation film libraries and currently contains 40 action/thrill-ride films. The Company also has two motion simulation films in pre-production "Wing Commander-The Ride" and "Hollywood Stunts," more titles in development, and three titles in production, "Dragon Quest," "Robo Soldier" and "Desperado." The Company is the sole owner of 17 of the motion simulation films, a joint owner of eight motion simulation films and the distributor of 17 motion simulation films owned by unaffiliated companies. The specialty film library contains 16 Showscan specialty films available for exhibition in specialty theatres. Of the 16 Showscan specialty films, six are owned by the Company. The Company has not produced any specialty films in the past four years and currently has no plans to commit any of its resources to producing additional specialty films.

     The Company's newest simulation film "Street Fighter II" which was released in June 1999, takes audiences on a computer-generated adventure to combat the various characters based upon the popular Capcom arcade game "Street Fighter II." "Street Fighter II" is the first industry film to fully utilize convergent media that crosses a variety of entertainment forms including video games, theatrical films and simulation adventures, and "Wing Commander - The Ride" will continue the convergency. The Company's film library consists of such films as the live-action motion simulation film "Street Luge" (a high-speed downhill ride just inches from the asphalt), "Cosmic Pinball" (depicting a race through a giant, futuristic pinball park), and the highly-acclaimed "Devil's Mine Ride" (a ride through an abandoned mine on a runaway rail car). The Company has obtained certain distribution rights through May 1, 2002 to two films ("Funhouse Express" and "Asteroid Adventure") which were produced by Imax Corporation. These two films may be distributed to Showscan's existing installed base and contractual backlog of Showscan Attractions as of April 30, 1997.

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

     The Company has obtained the exclusive, perpetual worldwide rights to distribute in the Showscan format certain of the Showscan motion simulation films and specialty films that are not owned by the Company, except that in certain circumstances the Company does not own the right to distribute such films in the country in which the owner of the distributed film is located. On some films, the Company only has the right to distribute the film to its network of simulation attractions.

     The Company's specialty film library consists of such films as "Niagara Wonders," a 23-minute Showscan film produced for exhibition in a permanently erected 300-seat theatre in Niagara Falls, New York; "France," a 40-minute Showscan film that was produced by Source Perrier for the 1989 bicentennial celebration of the French revolution and exhibited in a first-run theatre in Paris, France; and "Discovery," a 16-minute Showscan film produced by the government of British Columbia and exhibited in a temporary specialty theatre at the Expo '86 World's Fair in Vancouver, Canada. Two Showscan specialty films, "Nature Rediscovered" and "Concerto for the Earth," were in exhibition at temporary Showscan specialty theatres at the Expo '92 World's Fair in Seville, Spain. Both films explore biodiversity, ecological awareness and the fragile balance of nature. "Concerto for the Earth" is the first Showscan film in 3-D; however, the film can be exhibited in the standard 2-D format.

Motion Simulation Attractions

     A Showscan Attraction is a theatre (typically 18 to 84 seats) in which the on-screen action of a short action film is synchronized with the motion of the theatre seats to simulate various realistic or action experiences. The Showscan Attraction "thrill rides" are short, approximately four-to-five-minute entertainment experiences. Each Showscan Attraction is equipped with a high-quality, multi-channel sound system and a seat motion system (motion base). Motion bases are available in various theatre configurations to suit the needs of the various locations. The Company's principal supplier has been Intamin, A.G. ("Intamin"), and the Company recently entered into an agreement for an electric motion base capability with Hydraudyne Systems and Engineering B.V. (a part of the worldwide Mannesmann Group) ("Hydraudyne"); however numerous other suppliers are available to the Company. The potential market for motion simulation theatre attractions includes any location with high pedestrian traffic, including tourist attractions, amusement parks, theme parks, resorts, large regional shopping centers, motion-picture multiplexes, urban entertainment centers, and hotel casinos.

     Showscan Attractions are either the standard film-based theatres in which the Company's 70mm motion simulation films are exhibited using the Company's patented projector, or are HD Simulation Attractions in which the motion simulation films are projected using standard, commercially available high-definition video projection equipment. To date, most Showscan Attractions have exhibited Showscan motion simulation films using 70mm film and the Company's projectors. However, the Company has seen increasing demand for its HD Simulation Attractions in which the Showscan films are transferred to a high-definition video format on laser discs and projected using high definition video projectors. Of the 40 films in the Company's simulation thrill-ride library, 33 have been transferred and are available in high-definition video format. See
Item 1. "Business -- Equipment," below. Because the Showscan film is transferred directly from frame-to-field to high-definition video, the Company believes that the image projected is the sharpest image available in that format. The HD Simulation Attractions, when combined with any of the available motion bases, utilize less space than the standard film-based Showscan Attractions. Due to the lesser space requirements of HD Simulation Attractions, such Showscan Attractions can be installed in locations previously not feasible.

     The Company licenses its films and, in standard film-based motion simulation theatre attractions, sells its Showscan projection equipment to third party owners and operators of Showscan Attractions. The Company is the sole source of both the film projectors used to exhibit Showscan motion simulation films and the show control system. In addition, the Company generally sells the motion bases, control panels, video equipment and other equipment used in the Showscan Attractions and assists in installing the attraction. Licensees of the Company's motion simulation films are not obligated to purchase the motion bases or the other equipment and services offered by the Company. Other than the patented Showscan film projectors and the Company's show control system, all motion simulation equipment, including the various motion bases, the sound system and the video projection equipment, can be purchased by the third party owner/operator from numerous other sources. The initial term of the Company's licensing agreements generally range from one to five years (normally with fixed or minimum annual royalty payments and film rental obligations).

     Historically, Showscan Attraction installations outside North America have represented a significant portion of the Company's total revenues (constituting 85%, 85% and 62% of the Company's revenues for the fiscal years ending March 31, 1999, 1998 and 1997, respectively).

     As of March 31, 1999, Showscan Attractions have been sold or licensed in the United Kingdom, Australia, Saudi Arabia, Spain, Hong Kong, People's Republic of China, United States, Canada, Japan, South Korea, Taiwan, Indonesia, Singapore, France, Belgium, Italy, Austria, South Africa, United Arab Emirates, Egypt, Kuwait, New Zealand and Germany. The Showscan Attractions sold in Japan have been purchased or distributed by Imagine Japan, Inc. ("Imagine"), which has exclusive distribution rights to Showscan Attractions in Japan through December 31, 1999. See Item 1. "Business -- Sales and Marketing," below.

     Owned and Operated Theatres. In 1993, the Company began developing and operating Showscan Attractions in which the Company has an ownership interest (the "O&O Theatres"). The Company has revised its strategy with respect to O&O Theatres so that it will generally limit its investment in future O&O Theatres to between 10-15%. In addition, the Company has closed 5 of the 7 total O&O Theatre screens to date because of their financial performance. For certain financial information regarding these strategic alliances, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The United Artists Venture.  Under the terms of a Joint Venture
          --------------------------
Agreement dated as of August 19, 1994 (the "Joint Venture Agreement"), the Company and United Artists Theatre Circuit, Inc. ("UATC") UATC agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The UA Venture has never developed any Showscan Attractions and it now appears that the UA Venture and the Joint Venture Agreement will be terminated as part of the arbitration between UATC and the Company discussed below.

     Pursuant to a Theater Rights Agreement dated as of August 19, 1994, as amended (the "Theater Rights Agreement"), UATC agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites at any time prior to August 19, 1999 for the installation of Showscan Attractions in existing or to-be-built UATC theatre complexes and to install a Showscan Attraction itself at each site that the UA Venture declined. As of August 19, 1999 UATC had installed 8 Showscan Attractions. UATC has advised the Company that as part of its refocused and regional/national business strategy that it is in the process of closing and/or has closed its entertainment centers (called "Starports"), including the eight motion simulation attraction theatres included in each. The Company is assisting UATC in the resale of these sites and to date has sold three such sites. The Company receives a commission, plus reimbursement for all costs of removal, refurbishment, crating, shipping and installation and specific warranties, as applicable. The UA Venture had agreed to accept prior to August 19, 1999 at least one of the theatre sites offered to it by UATC. The Theater Rights Agreement contains certain provisions that require UATC to make payments to the Company if UATC is unable to meet its obligations and that require the Company to make payments to UATC if the UA Venture is unable to meet certain of its obligations. UATC is obligated to pay $330,000 to the Company for each Showscan Attraction which is not purchased and installed by August 19, 1999 (16 theatre sites) and the Company is obligated to pay UATC $165,000 since the UA Venture did not select a joint venture site by August 19, 1999. Therefore, UATC presently owes to the Company an amount in excess of $5,000,000 in connection with the expiration of the Theater Rights Agreement, as amended. UATC has disputed that this amount is owed and has counterclaimed that it is owed damages on account of installation and equipment problems that it alleges in connection with the Showscan Attractions that it did install. The Company has invoked the binding arbitration provisions contained in the Theater Rights Agreement and is presently selecting the arbitrator with UATC. See Item 3. "Legal Proceedings," below.

          Moss/DiBenedetto Ventures.  The Company and affiliates of certain of
          -------------------------
its directors entered into (i) the Showscan CityWalk Venture (the "CityWalk Venture"), a venture formed solely to own and operate an O&O Theatre in Universal City, California and (ii) the Showscan Attractions Venture, a venture formed for the purpose of, directly or through other jointly-owned entities, developing, owning and operating additional O&O Theatres throughout the world (the "Attractions Venture," and together with the CityWalk Venture, the "Moss/DiBenedetto Ventures").

          The CityWalk Venture.  The first O&O Theatre opened in November 1993
          --------------------
at Universal CityWalk, adjacent to Universal Studios in Universal City, California. This O&O Theatre is owned by the CityWalk Venture, a venture 50% owned by Showscan CityWalk, Inc. (a wholly owned subsidiary of the Company), 25% owned by Moss Family LA Corp., a California corporation, and 25% owned by DiBenedetto CityWalk Limited Partnership, a Delaware limited partnership (collectively, the "Investors"). Moss Family LA Corp. and DiBenedetto CityWalk Limited Partnership are controlled by Mr. Charles B. Moss, Jr. and Mr. Thomas R. DiBenedetto, respectively. Mr. Moss and Mr. DiBenedetto are directors and stockholders of the Company. See Item 10. "Directors and Executive Officers of the Registrant," below. The term of the CityWalk Venture expires on December 31, 2050.

     Universal CityWalk is a diversified-use entertainment/shopping facility that is controlled by Universal Studios Recreation Group ("Universal"), and is presently being expanded to add approximately 90,000 square feet to the existing 320,000 square feet already in use at Universal CityWalk. The facilities are leased from Universal pursuant to a profit sharing lease (the "Lease") entered into with MCA Inc., the predecessor of Universal, under which Universal paid approximately one-half of the total tenant costs of the theatre (as defined), which costs included the projection equipment and the motion bases. The Lease expires in November 2002, subject to options to extend the Lease for three five-year periods. In general, the CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow (as defined) from the operations of the theatre. Accordingly, the CityWalk Venture will retain 50% of the cash flow from the theatre's operations. The base rent will be adjusted annually based on the percentage increase in the consumer price index up to a maximum of 5% per year. Of the 50% of cash flow retained by CityWalk Venture, 50% will be retained by the Company and 50% will be paid to the Investors. Thus, the Company's share of the total cash flow from the theatre's operations will be 25% plus the annual film rentals, royalties and management fees that the CityWalk Venture is separately required to pay the Company, each of which is subject to annual increases based on the consumer price index up to a maximum of 5% per year.

     The Attractions Venture.  The parties to the Attractions Venture are (i)
     -----------------------
Showscan Attractions, Inc., a wholly owned California subsidiary of the Company and the managing partner of the Attractions Venture, (ii) Moss Family O&O Corp., a California corporation controlled by Mr. Moss (the "Moss Partner"), and (iii) DiBenedetto O&O Limited Partnership, a Delaware limited partnership controlled by Mr. DiBenedetto (the "DiBenedetto Partner").

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

     There are presently no O&O Theatres owned by the Attractions Venture.

          The Osaka Venture.  In June, 1995, Showscan Entertainment B.V., a
          -----------------
wholly owned subsidiary of the Company, organized under the laws of the Netherlands, and Imagine Japan, Inc., a company organized under the laws of Japan, entered into a venture (the "Osaka Venture") to own and operate a Showscan Attractions theatre at the Asia Trade Center in Osaka, Japan.

     Showscan Entertainment B.V. and Imagine Japan, Inc. agreed to be equal partners in the Osaka Venture. Day-to-day operations of the theatre are managed by Sega Enterprises, Ltd. As theatre manager, Sega receives a percentage of the gross box office receipts of the theatre as a combined rent/management fee, as well as reimbursement of its operating expenses. The Company separately receives film rental and royalty fees from the Osaka Venture. The term of the Osaka Venture expires in June 2000 and can be extended for an additional five years at the option of Showscan Entertainment B.V. at the end of the initial term. No determination has yet been made on whether or not to extend the term. Because of the structure of the Osaka Venture under Japanese law, ownership and title of all property is held by Imagine Japan.

          Universal Agreement.  Pursuant to the Lease entered into with
          -------------------
Universal in connection with the CityWalk Venture, Universal has the right, exercisable at Universal's election, to participate in the Company's share of any future O&O Theatres located in California. If Universal makes any such election, Universal will be entitled to receive one-half of the Company's rights in such O&O Theatre and will assume one-half of the Company's obligations related to such O&O Theatre. To date, Universal has not exercised its option to participate in any additional O&O Theatres.

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

     In the past, the Company has financed its specialty film production through a third party who usually was the owner and operator of the specialty theatre venue. The Company received production fees for its services, revenues from the sale of Showscan projector equipment (and possibly the theatre installation, sound system and seats, etc.) and worldwide distribution rights to the specific films. As of November 1, 1999, nine permanent and twelve temporary specialty theatres had been sold by the Company. Of the nine permanent theatres, seven are currently operating and the remaining two theatres are permanently closed.

The Showscan Process

     Standard theatrical motion picture films are currently projected at 24 frames per second (fps) on 35mm film with each frame being shown twice. In contrast to conventional filming and projection systems, a Showscan motion picture is photographed on 65mm film at a rate of 60 fps and is projected using 70mm film at a rate of 60 fps and at a higher illumination level (the 65mm film is projected using 70mm film in order to accommodate the sound track, which occupies approximately 5mm of the film strip). The Company believes that the bigger image and increased visual cues perceived by the viewer of a Showscan film result in greater picture clarity and an enhanced sense of depth and realism.

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

     Showscan motion pictures can be transferred to conventional formats for use in movie theatres to other large film formats and to all standard video formats. Showscan motion pictures can also be directly transferred (one frame to each field) to high-definition video for exhibition with standard high-definition video projectors. Although a Showscan film transferred to alternative formats, including to the high-definition laser projection system used by the Company, does not contain the clarity, depth and realism of the original Showscan film projected in 70mm film at 60 fps, the Company believes that the visual quality of Showscan film transferred to such alternative film formats (such as the 8/70
- 30 fps and 24 fps, 5/70 - 30 fps film formats) exceeds the quality that could be obtained in such formats using conventional films.

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

     Effective January 1997, the Company extended its agreement with Imagine Japan, Inc. ("Imagine") through December 31, 1999, which included an extension of Imagine's exclusive right to sell and acquire Showscan Attractions and specialty theatres in Japan. The price and other terms on which the Showscan Attractions are sold to Imagine are substantially the same as the price and terms offered by the Company to other Showscan Attraction customers. Imagine is permitted to resell in Japan any and all of the Attractions it purchases from the Company. The price and terms at which Imagine resells the Attractions are established by Imagine. However, notwithstanding such resales, Imagine remains liable to the Company for all annual film licensing obligations related to all of the Showscan Attractions sold to Imagine. The Company has also granted Imagine a non-transferable license to exhibit Showscan films in the Company's motion simulation library for a rental fee that is based on the number of Showscan Attractions operating in Japan and on the films exhibited at the various attractions. This exclusive agreement with Imagine expires on December 31, 1999 although Imagine will continue to remain liable thereafter for all annual film rental and royalty obligations. As a result of the continuing economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan Attractions covered by the agreement with Imagine Japan. Accordingly, the Company and Imagine Japan are discussing how best to do business in Japan during the calendar year 2000. Both parties have made respective proposals with regard thereto. It is anticipated that Showscan's future film license revenues from Imagine Japan will be significantly less than the $1,101,000 received in Fiscal 1999 if the agreement is renewed at all.

     Historically, the majority of the Company's revenues have been derived from export sales. These sales by geographic region for each of the three fiscal years ended March 31, 1999, 1998 and 1997 consisted of:

                                      1999                    1998               1997
                                   ==========              ==========         ===========
Africa                             $   35,000              $        0         $   215,000

Australasia                           451,000                 647,000           1,976,000

Europe                              3,582,000               1,753,000           1,206,000

Far East                            2,409,000               4,051,000           6,048,000

Middle East                           311,000               2,399,000           1,340,000

Other                                  66,000                       0             159,000
                                   ----------              ----------         -----------

     Total Export Revenues         $6,854,000              $8,850,000         $10,944,000
                                   ==========              ==========         ===========

     The Company sells internationally through independent sales representatives and its own sales and marketing staff. The Company's international sales are subject to customary restrictions on foreign operations, including restrictions on imports and exports, longer collection periods for accounts receivable and risks associated with both economic conditions and fluctuations in foreign exchange rates. The Company's contracts for the sale of equipment generally provide for payment in United States dollars and for letters of credit as the means of payment. The Company's policy is to require annual film rental and royalty payments to be made in United States dollars. The Company does not engage in any hedging activities.


Equipment

     The photography and exhibition of Showscan motion pictures require specially equipped or modified cameras and projectors. In addition, certain other products and equipment are needed to produce Showscan motion pictures and to convert Showscan film to other film formats.

     The Company markets (a) a two-passenger and a four-passenger open seating pod, and (b) a 15-18 passenger open seating platform. Each of these seating arrangements is mounted on a six-axis motion base that is manufactured by Intamin, A.G., a Liechtenstein corporation ("Intamin"), or by Hydraudyne Systems and Engineering B.V. (a part of the worldwide Mannesmann Group) ("Hydraudyne"). In September 1999, the Company entered into a strategic motion base equipment alliance with Hydraudyne. Hydraudyne supplies and manufactures high-quality products, systems and advanced technical solutions, for all sectors of industry, in the field of hydraulic, pneumatic, electrical and mechanical drive systems and related controls. Hydraudyne also specializes in technical service provision, service, repairs, installation technology, and commissioning services.

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

Research and Development

          The Company, directly or in conjunction with other companies, has from time to time been engaged in a limited program of research and development. For the last four years, the Company's research and development program did not, however, require a significant expenditure of funds.

          The Company's research and development efforts are currently directed at creating new simulation attractions. Also, the Company has developed theatre computer control system software programs to further enhance the ease by which simulation attractions can be operated and maintained by a minimum number of on-site personnel.

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

          In addition to competing directly against other firms in the marketplace of the Company's products, the Company also generally competes for customers with other out-of-home location-based entertainment alternatives. The entertainment business in general is undergoing significant changes in technology and in consumer demands for more stimulating entertainment both within the home and outside of the home. As the demand for increasingly sophisticated forms of technology increases, the Company competes for customers to some extent with theme parks, traditional motion pictures and other forms of filmed or computer-related entertainment. As a result of technological advances and the increased availability of alternative forms of leisure entertainment, including expanded pay and cable television service and advanced home audio and video systems, consumer demands and tastes may continue to change. Computer simulation, interactive and virtual reality products are improving rapidly and will soon become competitive with the Company's products. The Company is unable to predict what effect technological and other changes will have on the future success of the Company's products and services.

          Motion Simulation Theatre Attractions. Although the Company is aware of a substantial number of other distributors of entertainment motion simulation equipment worldwide, including Iwerks Entertainment, Inc., Simex, Thomson Entertainment, Camber Entertainment, Doron Simulation and Dynamax, which compete directly with the Company in the motion simulation attraction market, the Company believes that it is one of the leading companies in the sale of motion simulation attractions. Most of the Company's competitors have significantly greater financial resources than the Company and are substantially larger than the Company. Because of the significant costs involved in the development and promotion of motion simulation attractions, companies with superior financial resources may have an advantage. However, the Company also believes that the Company's record of motion simulation attraction operations to date, the size of its film library and the quality and enhanced sense of depth and realism of its Showscan motion simulation films permits the Company to effectively compete in the motion simulation attractions market.

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

          Specialty Theatres. The Company competes with a number of companies that distribute other well-established large and giant-screen and special projection systems, including the Imax Corporation and Iwerks. Imax and Iwerks are well-established in the specialty film markets and have significantly more theatres currently exhibiting films produced in these formats. In fact, the 15 perforations, 70 millimeter film format marketed by these companies appears to have become the dominant and preferred large format film. In addition, each has substantially greater financial and other resources and an established reputation for developing and marketing products competitive with the Company's specialty theatres.

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

          The Company also has obtained other U.S. patents that it does not believe are important to its current business operations. These include patents on its electronic projector, the rapid start-up feature of the CP-65 camera, a system for projecting a 360-degree motion picture image, and a process for converting high frame-rate film to standard frame-rate film. In addition, the Company, in conjunction with Intamin, has obtained three U.S. patents on certain aspects of the Showscan motion simulation attractions and has a joint interest with another party in another motion simulation patent. The patents expire between the years 2004 and 2006. However, there can be no assurance that these patents, if challenged, will be upheld, nor can there be any assurance that competitors will not develop a different or more effective competing technology.

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

          The mark "Showscan(R)" has been registered with the United States Patent and Trademark Office for use with the Showscan process and Showscan products. The Company has also registered the design of its logo as well as "Showscan's The Edge" and "Emaginator" for use as the name of motion simulation theatres. The Company has registered other marks in connection with the marketing of its films such as "Movies That Move You," "Unleashing the Power of Film," and "Virtual Thrill Ride."

Royalty Arrangements

          The Company acquired all of the rights to the Showscan process from Paramount Pictures Corporation ("Paramount") and its subsidiary, FGC, Douglas Trumbull and WLS Partners ("WLS") in consideration for, among other things, agreements to pay royalties on future revenues from the exploitation of the Showscan process. The terms of such royalties are described below.

          WLS.  Pursuant to a royalty agreement (the "Royalty Agreement") with
          ---
WLS, the Company is required to pay WLS a royalty based, in general, on the gross receipts (as defined) of the Company from the worldwide exploitation of Showscan motion pictures and any other use of the Showscan process. The royalty is 3% of such gross receipts until August 31, 1999, or until WLS has been paid an aggregate of $3,500,000. The Company has paid a total of $2,780,000 in royalties under the Royalty Agreement through March 31, 1999.

          Future General Corporation/Paramount.  Pursuant to the agreement
          ------------------------------------
with Paramount and FGC (the "FGC Agreement"), the Company is obligated to pay FGC a royalty, in perpetuity, equal to 2% of the Company's gross receipts (as defined) from the worldwide exploitation of the Showscan technology in excess of 180% of the sum of (i) $21,100,000, (ii) actual cash contributions for debt or equity of the Company during the period from June 27, 1985 to June 27, 1987,
(iii) the Company's actual cost, if any, of converting and equipping theatres for exhibition of Showscan motion pictures, and (iii) any Showscan feature-length motion picture production costs incurred by the Company. For the purpose of determining FGC's royalty, "gross receipts" are defined as all monies received by the Company from the exploitation of the Showscan technology, provided that if the Company is the exhibitor of a Showscan feature-length motion picture, gross receipts will be deemed to be one-half of box office receipts less taxes paid. When gross receipts reach the $65 million level, FGC will begin to earn royalties. The current level of gross receipts (as defined) is $40 million at March 31, 1999, so no royalties have been earned under the FGC Agreement as of yet.

          If the Company produces feature-length motion pictures in Showscan and grants distribution rights to such a film to a third-party distributor, Paramount will have the right of first negotiation with respect to distribution of the first three of the Showscan motion pictures produced by the Company. However, the Company has not and does not currently intend to produce any feature-length motion pictures itself.

          Douglas Trumbull.  Pursuant to its agreement with Douglas Trumbull,
          ----------------
the Company is required to pay royalties to Mr. Trumbull until the year 2015, subject to the maintenance of certain levels of working capital as established by the Board of Directors of the Company. In general, the payments equal 1% of revenues (as defined) received by the Company from the worldwide exploitation of the Showscan technology, except that if the Company operates a full-length motion picture theatre, Mr. Trumbull is entitled to 1% of the box office receipts of that theatre. The Company does not currently intend to operate any full-length motion picture theatres.

Employees

          As of November 1, 1999, the Company had 30 employees, four of whom were employed in management, five in sales and marketing, eight in engineering, assembly and installation, and five in production, film licensing and distribution. The remaining full-time employees are administrative and support staff. This compares to 29 employees at June 30, 1998 and 41 employees at June 20, 1997. Although the Company has not experienced difficulties in obtaining qualified personnel and anticipates that it will be able to continue to recruit qualified personnel for its operations, there can be no assurance that such personnel will be available when required. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results."

          The Company considers its relationship with its employees to be satisfactory.

Item 2.  Properties
-------------------

          The Company leases a 37,000-square-foot building in Culver City, California, pursuant to a lease expiring on June 30, 2003. Under the lease, the current monthly rental is $34,881, subject to annual cost-of-living adjustments. The maximum annual rental increase is 7%. The Company is responsible for all costs and expenses of maintaining the building, including the payment of all property taxes and insurance premiums. The Company's corporate headquarters, demonstration theatre and film studio are located at this site.

          The Company considers its facilities adequate to meet its current needs.

Item 3.  Legal Proceedings
--------------------------

          On May 6, 1997, the Company sued Boomtown Inc., Boomtown Hotel & Casino, Inc., and Mississippi -I Gaming, LP in the Los Angeles County Superior Court. The suit alleges, among other things, breach of contract in connection with the defendants failure to make scheduled contract payments. The suit seeks unspecified monetary damages. An agreement in principal has been reached with Boomtown to settle this lawsuit together with the lawsuit brought by Iwerks discussed below. The settlement would involve a payment to Showscan of $140,000 and a simultaneous payment by Showscan to Iwerks of $50,000. In connection with the settlement, Boomtown shall receive the right to exhibit a Showscan film in its theatre in Verdi, Nevada for a period of two-and-a-half years.

          On March 17, 1998, the Company sued Reality Cinema Pty Ltd. and its individual directors in the Supreme Court of New South Wales, Australia. The suit alleges, among other things, breach of contract in connection with Reality's failure to make scheduled contract payments. The suit seeks payment of US$607,366 together with other unspecified monetary damages as well as injunctive relief prohibiting the use by Reality of certain of the Company's intellectual properties.

          On September 25, 1998, Iwerks Entertainment, Inc. sued the Company in Los Angeles County Superior Court. The suit alleges, among other things, breach of contract in connection with a 1992 agreement between the Company and Omni Film International, Inc. which was later purchased by plaintiff. The suit seeks payment of $143,850. The Company has counterclaimed in this lawsuit for intentional interference with contract and unfair business practices. The counterclaim seeks unspecified monetary damages, punitive damages and injunctive relief. An agreement in principal has been reached with Iwerks to settle this lawsuit together with the lawsuit brought by the Company against Boomtown discussed above. The settlement would involve a payment by Boomtown to Showscan of $140,000 and a simultaneous payment by Showscan to Iwerks of $50,000. In connection with the settlement, Boomtown shall receive the right to exhibit a Showscan film in its theatre in Verdi, Nevada for a period of two-and-a-half years.

          On November 4, 1998, Showtech Co. for Movie Show ("Showtech") sued the Company in Los Angeles County Superior Court. The suit alleges, among other things, breach of contract, intentional misrepresentation and fraudulent concealment in connection with the sale of a Simulation Attraction by the Company to the plaintiff. The suit seeks payment of $1,000,000 together with other unspecified monetary damages as well as punitive damages. On April 5, 1999, the Company filed a cross-complaint against Showtech, which arose out of the same transaction as the complaint and is a related cause of action. The case is still in the discovery phase with depositions scheduled for Spring 2000.

          On September 1, 1999, the Company initiated binding arbitration against United Artists Theatre Circuit, Inc. ("UATC") with the American Arbitration Association ("AAA"). The Theater Rights Agreement, dated August 19, 1994 (the "TRA"), among the Company, UATC and the Showscan/United Artists Theatres Joint Venture requires that all disputes thereunder be submitted to AAA for binding arbitration in Phoenix, Arizona. The Company's claim alleges, among other things, breach of contract in connection with UATC's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999.
The Company's claim seeks payment of an amount in excess of $5,000,000.  See,
Item 1. "Business--Motion Simulation Attractions--Owned and Operated Theatres-- The United Artists Venture," above. UATC has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company. The arbitration hearing will likely occur in early 2000.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          During the fourth quarter of the fiscal year ended March 31, 1999, no matters were submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Since September 17, 1998, the Common Stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SHOW." Prior to September 17, 1998, the Common Stock was traded on the Nasdaq National Market System.

     The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported on the OTCBB and the Nasdaq NMS.
The prices do not include retail mark-ups, mark-downs or fees.

                                                       Sales Prices
                                                       ------------
                                             High                          Low
                                             ----                          ---
          Year Ended March 31, 1998
          -------------------------
                1st Quarter                  $  3                          $ 2 1/8
                2nd Quarter                     3 1/2                        2 1/8
                3rd Quarter                     3 3/8                        1
                4th Quarter                     1 7/8                        5/8

          Year Ended March 31, 1999
          -------------------------
                1st Quarter                  $  31/32                      $ 1/4
                2nd Quarter                     5/8                          1/16
                3rd Quarter                     21/64                        5/16
                4th Quarter                     3/16                         25/320

     The Company has never paid dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock, is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, and other relevant factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of any dividends on the Common Stock also obligates the Company to pay dividends on the outstanding shares of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled, on an "as converted" basis, to 110% of any cash dividends declared on each share of Common Stock, subject to adjustments for stock splits, combinations or dividends.

     As of September 30, 1999, the Company had 117 holders of record of the Company's Common Stock. However, based solely upon its proxy solicitation procedures for last year's annual meeting of stockholders, the Company believes that it has more than 1,000 beneficial owners of its Common Stock.

Item 6.  Selected Financial Data
--------------------------------

                                                                                       March 31,
                                                       =========================================================================

                                                           1999          1998          1997           1996             1995
                                                       -------------  -----------  ------------  ---------------  --------------
                                                                   (Dollars in thousands, except share amounts)
Statement of Operations Data:
  Revenues:
    Film licensing and production services.....        $    4,665     $    5,726   $    6,236    $    9,039            5,978
    Equipment sales and related services.......             3,362          4,688       11,475         8,426            9,459
                                                       ----------     ----------   ----------    ----------       ----------

Total revenues.................................             8,027         10,414       17,711        17,465           15,437
  Costs of Revenues............................             4,538          8,756       10,854         8,399            8,584
                                                       ----------     ----------   ----------    ----------       ----------
  Gross profit.................................             3,489          1,658        6,857         9,066            6,853

  Other costs and expenses:

    General and administrative expenses........             5,878          7,860        6,904         7,576            5,560
    Depreciation and amortization..............               573            875          961           971            1,025
                                                       ----------     ----------   ----------    ----------       ----------
                                                            6,451          8,735        7,865         8,547            6,585
                                                       ----------     ----------   ----------    ----------       ----------

    Operating income (loss)....................            (2,962)        (7,077)      (1,008)          519              268

    Other income (expense):
     Equity in operations of owned and
        operated theatres......................              (260)          (540)        (694)         (217)            (502)
      Effect of impairment loss on equity in
       operations of owned and operated
       theatres................................              (268)          (313)      (1,771)           --               --
      Other income.............................                71            127          250           358              444
     Interest and other expense................              (778)          (725)        (692)         (555)            (128)
   Provision for income taxes..................                (4)            (4)          (4)           (4)              (3)
                                                       ----------     ----------   ----------    ----------       ----------
   Net income (loss)...........................        $  ( 4,201)    $   (8,532)  $   (3,919)   $      101       $       79
                                                       ==========     ==========   ==========    ==========       ==========

   Basic Net income (loss) per
    common share...............................        $    (0.74)    $    (1.51)  $     (.70)   $      .02       $      .02
                                                       ==========     ==========   ==========    ==========       ==========

   Diluted Net income (loss) per
    common share...............................        $    (0.74)    $    (1.51)  $     (.70)   $      .01       $      .01
                                                       ==========     ==========   ==========    ==========       ==========

Basic weighted average number of
 common shares.................................         5,642,058      5,642,058    5,594,245     5,344,945        5,073,294
                                                       ==========     ==========   ==========    ==========       ==========

Diluted basic weighted average number of
 common shares.................................         5,642,058      5,642,058    5,594,245     7,471,949        6,800,512
                                                       ==========     ==========   ==========    ==========       ==========

Balance Sheet Data (at end of period):
  Cash, cash equivalents and short-term
    investments................................        $      661     $    2,492   $    2,562    $    8,141       $    6,791
  Accounts receivable, net.....................             1,960          2,955        3,600         3,101            2,943
  Equipment sales inventory....................               993          1,186        1,289         1,547            2,142
  Other current assets.........................               362            901        1,072         1,244              980
  Film library (net)...........................             2,758          3,765        5,520         3,481            1,394
  Property and equipment (net).................               321            447          868         1,313            1,728
  Owned and operated theatres..................                 -            440        2,123         4,424            2,598
  Patents and other (net)......................               904          1,525        2,894         2,764            2,654
                                                       ----------     ----------   ----------    ----------       ----------
  Total assets.................................        $    7,959     $   13,711   $   19,928    $   26,015       $   21,230
                                                       ==========     ==========   ==========    ==========       ==========

  Current liabilities..........................        $   10,449     $    6,310   $    3,995    $    6,097       $    4,860

  Convertible notes and other..................                --          5,690        5,690         6,620(2)         3,121(1)

  Stockholders' (deficiency) equity............            (2,490)         1,711       10,243        13,298           13,249
                                                       ----------     ----------   ----------    ----------       ----------
  Total liabilities and stockholders' equity...        $    7,959     $   13,711   $   19,928    $   26,015       $   21,230
                                                       ==========     ==========   ==========    ==========       ==========

_______________________
(1)  Paid in full in April, 1995.
(2) The Company completed a private placement of convertible notes in September, 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Results of Operations

          The Company is a provider of movie-based motion simulation theatre attractions to the out-of-home entertainment market. The Company is presently in the business of: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company), (ii) licensing the proprietary technologies necessary to produce and exhibit Showscan films; (iii) selling and installing motion simulation attractions and specialty theatres including the equipment necessary for each (including projectors, screens, sound systems, synchronization and show control and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan7 brand name worldwide.

          The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company derived, for each of the three years in the period ended March 31, 1999, 60-85% of its revenues from export sales. See Note 10 to the Consolidated Financial Statements and Item 1. "Business -- Sales and Marketing." The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years.

          Comparison of Year Ended March 31, 1999 and Year Ended March 31, 1998.

          Revenues for the fiscal year ended March 31, 1999 (hereafter "Fiscal 1999") decreased $2.4 million or 23% from revenues for the fiscal year ended March 31, 1998 (hereafter "Fiscal 1998").

          Film licensing and production service revenues decreased $1,061,000 or 19% in Fiscal 1999. The decrease was due primarily to (i) the renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region, and (ii) the reduction in film revenues collected from the O&O Theatres, due to the closure of five such theatres.

          Revenues from equipment sales and related services decreased $1,326,000 or 28% in Fiscal 1999. The decrease is due to the decrease in the number of Showscan Attractions shipped during Fiscal 1999 as compared to the corresponding prior year period. Four Showscan Attractions were shipped in Fiscal 1999 as compared to three units plus the completion of two relocation projects in the prior year.

          The decrease in equipment revenues can be attributed to the significant slow down in new sales orders since the announcement on August 5, 1997 of the Merger with Iwerks Entertainment, Inc. Although the Merger eventually failed on March 31, 1998, the Company believes that the uncertainty of the Merger and its possible effects on the Company adversely affected sales. Equipment revenues were also negatively impacted by the economic situation in Asia and the Company believes that its adverse impact on the Company's revenues will continue in future periods since Asia is the largest market for the Company's products and films.

          The Company recognizes equipment sales under the percentage-of-completion method of accounting, generally measured by the percentage that the labor hours incurred to date bears to the estimated total labor hours of each contract. This results in a disparity in the comparison of equipment sales revenues over different time periods, as the Company records revenues under this method rather than on the date that the sales agreement is signed or the equipment is shipped. The actual signing of a Showscan Attraction sale precedes its delivery and installation by an average of five to six months. Accordingly, the recognition of revenue for equipment sales during the current and future quarters is affected by (i) the timing of such sales; (ii) the schedule of the build-out of the Attractions; and (iii) the shipment, delivery and installation of the equipment and related services.

          At November 1, 1999, the Company had 57 Showscan Attraction screens open with 8 additional Showscan Attraction screens in its delivery and installation backlog and had contractual commitments for an additional 5 Showscan Attraction screens in its backlog over the next two years.

          Cost of revenues was 57% in Fiscal 1999 as compared to 84% in Fiscal 1998. Equipment cost of sales to total equipment sales decreased to 72% in Fiscal 1999 from 95% in Fiscal 1998. Film licensing costs to total film licensing sales decreased to 45% in Fiscal 1999 from 75% in Fiscal 1998. The decrease in equipment cost of sales to total equipment sales is due to the fact that, of the five sales in Fiscal 1998, two were for relocations of existing equipment. Relocation sales provide substantially less gross margin than new sales. No relocation sales were recorded in Fiscal 1999. In Fiscal 1999, the Company reduced the carrying value of certain equipment held for sale by $400,000 in order to state it at its net realizable value. The decrease in film licensing cost of sales to total film licensing costs is due to (i) a $240,000 provision taken in Fiscal 1999 to adjust the carrying value of two films to their estimated realizable value, versus a $1,725,000 provision in Fiscal 1998, and (ii) a $72,000 provision in Fiscal 1999 pursuant in a film distribution guarantee given by the Company versus a $300,000 provision in Fiscal 1998. The film distribution guarantee provision represents an estimate of the amount the Company will have to pay the producer of the film over and above any net revenues that will be generated from the distribution of the film through March 2000. The amortization of the film library was $1,234,000 in Fiscal 1999 compared to $2,782,000 in Fiscal 1998.

          General and administrative expenses decreased $1,982,000 or 25% in Fiscal 1999. The decrease can be primarily attributed to (i) a significant decrease in overhead expenses in Fiscal 1999 as compared to Fiscal 1998, and
(ii) higher provisions for doubtful accounts in Fiscal 1998. Part of the decrease is due to the merger related expenses included in Fiscal 1998 from the failed merger with Iwerks Entertainment.

          Depreciation and amortization expense decreased by $302,000 or 35% in Fiscal 1999 from Fiscal 1998.

          The Company accounts for its ownership position in O&O Theatres using the equity method of accounting. The equity loss of $260,000 on the operations of O&O Theatres for Fiscal 1999 was the result of operating losses at the (i) Universal CityWalk theatre, and (ii) operating losses at the two (2) London/Trocadero theatres through their closing on July 2, 1998 and related costs of such closing. Also, the Company recognized a non-cash charge of $268,000 in Fiscal 1999 to reflect an impairment loss on the Company's investment in the O&O Theatre in Osaka. The Company earns film licensing revenues (from both O&O Theatres) and management fees (from one of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby increasing the operating expenses at the specific O&O Theatres. The Company has ceased operations at the Framingham (closed in October 1997), San Antonio (closed in September 1997), and the two London (closed in July 1998) theatres. The Company has either sold or is negotiating to sell the equipment from the Framingham and San "Antonio theatres to nonaffiliated third parties. The joint venture partners of each respective theatre have agreed to these sales.

          The Company incurred a net loss of $4.2 million in Fiscal 1999 as compared to a net loss of $8.5 million recorded in Fiscal 1998 primarily due to
(i) the decrease in film amortization, (ii) the decrease in general and administrative expenses (Fiscal 1998 included expenses related to the failed Merger with Iwerks Entertainment, Inc.), and (iii) offset by the decrease in both film licensing and production services revenue and equipment sales and related service revenues.

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

          Revenues from equipment sales and related services decreased $6.8 million or 59% in Fiscal 1998. The decrease is due to a decrease in the number of Showscan Attractions shipped during Fiscal 1998 as compared to Fiscal 1997. The actual number of Showscan Attractions shipped in Fiscal 1998 decreased to 3 units plus the completion of two relocation projects as compared to 16 such units plus the completion of three relocation projects in Fiscal 1997. At June 30, 1998, the Company had 60 Showscan Attraction screens open with 10 additional Showscan Attraction screens in its delivery and installation backlog and had contractual commitments for an additional 29 Showscan Attraction screens in its backlog, including the 16 screens which UATC has contractually agreed to purchase and install prior to August 1999. This backlog amount compares to 61 Showscan Attraction screens open with 8 additional Showscan Attraction screens in its delivery and installation backlog and 29 contractual commitments for Showscan Attraction screens in its backlog at June 20, 1997. The Company did not sell any permanent or temporary specialty theatres in Fiscal 1998.

          The decrease in equipment revenues can be attributed to the significant slow down in new sales orders since the announcement on August 5, 1997 of the merger with Iwerks Entertainment, Inc. (the "Merger"). Although the Merger eventually failed on March 31, 1998, the Company believes that the uncertainty of the Merger and its possible effects on the Company adversely affected sales. Equipment revenues were also negatively impacted by the delay in timing of certain projects in the sian market. The Company believes this delay is primarily due to the economic situation in Asia and that its adverse impact on the Company's revenues will continue in future periods since Asia is the largest market for the Company's products and films.

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

Liquidity and Capital Resources

          At March 31, 1999, the Company's working capital decreased to negative $6,473,000 from $1,224,000 at March 31, 1998. Cash and cash equivalents decreased to $661,000 from $2,492,000 at March 31, 1998. The decrease in working capital is primarily due to the reclassification of the $5,690,000 outstanding balance of the 8% Convertible Notes to a current liability and to the operating loss for Fiscal 1999.

          Cash and cash equivalents at March 31, 1999 decreased by $1,831,000 from March 31, 1998, which was the result of $803,000 used in operating activities, $288,000 used in investing activities and $740,000 used in financing activities. In 1997, the Company completed a private placement of $1,000,000 through an unaffiliated third party. The note which was due on November 15, 1998, was amended on November 10, 1998 and paid in full in April 1999, pursuant to the November 10, 1998 amendment. Cash balances have continued to decline throughout Fiscal 2000.

          As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of Showscan's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has already caused the delay of certain projects and the Company believes that it will have an adverse impact on revenues in future periods. As a result of the continuing adverse economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan Attractions covered by the agreement with Imagine Japan. Accordingly, the Company and Imagine Japan are discussing how best to do business in Japan during the calendar year 2000. Both parties have made respective proposals with regard thereto. It is anticipated that Showscan's future film license revenues from Imagine Japan will be significantly less than the $1.1 million received in Fiscal 1999 if the agreement is renewed at all.

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

          The Company has, since inception, incurred substantial recurring losses (aggregating $45,000,000) and had net losses aggregating $16,652,000 during the fiscal years ended March 31, 1999, 1998 and 1997. The Company's management is constantly evaluating potential cost reductions, including the out-sourcing of certain operating functions (thereby further reducing employee head count), the relocation of the Company's headquarters to smaller office space and other actions. There can be no assurance that these cost-cutting measures will be sufficient or that they will not further negatively impact the Company's operations.

          The Company has limited capital resources and held debt obligations from two different financial institutions, one which was paid in full on April 5, 1999 ($1,000,000) and the second ($5,690,000) which matured on September 1, 1999 ($5,690,000). Effective September 1, 1999, the Company entered into an Extension and Security Agreement with the holders of its outstanding 8% Convertible Notes due September 1, 1999 (the "Notes"), providing for the following: (1) an extension of the maturity date from September 1, 1999 to March 1, 2000 with interest to continue to accrue at 8%; per annum (2) a prepayment provision whereby, the Company can at any time prior to March 1, 2000, pay off the Notes at 67.5% of their fair amount (such amount currently equaling $3,840,750) plus all accrued and unpaid interest from September 1, 1998. In connection with any such future prepayment, the Company has agreed to issue warrants to purchase an aggregate of 750,000 shares of the Company's Common Stock at an exercise price per share of $0.20. The Company agreed that if the Notes are not completely paid by March 1, 2000, then, on such date, the noteholders will receive as additional collateral a security interest in the Company's Film Library. Additionally, the Company agreed that to the extent it obtains any third-party financing, not less than 75% of such proceeds shall be applied by the Company to prepay the Notes at the 67.5% discounted rate described above, plus all accrued and unpaid interest on such prepared amount. The Company further agreed that if it receives any amounts pursuant to the liquidated damages provisions contained in that certain Theater Rights Agreement, between the Company and UATC, subject to certain adjustments, then the Company will use a minimum of 60% of such proceeds to prepay the Notes in the same manner. The Company has initiated binding arbitration proceedings against UATC seeking payment of an amount in excess of $5,000,000 and UATC has counterclaimed in the arbitration for unspecified damages in connection with certain contract breaches it alleges against the Company. See Item 3. "Legal Proceedings," and Item 13. "Certain Relationships and Related Transactions--The United Artists Venture" and Note 8 of Notes to the Consolidated Financial Statements.

          A substantial portion of the aggregate losses for Fiscal 1999, 1998 and 1997 are attributable to non-cash expenditures in each of those years. The Company believes that these write downs of certain non-performing assets, particularly O&O theatres and certain simulation films, are complete and will not reoccur in future periods.

          The Company's cash declined during Fiscal 1999 and continues to decline subsequent to March 31, 1999. The Company expects to experience further declining balances during the remainder of Fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of Fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significantly reduced cash which could result in the Company not being able to meet its operating needs. Accordingly, the Company is actively exploring possible financing sources; however, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

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

          As of November 30, 1999, the Company has completed the replacement of or has upgraded its existing software systems. After reviewing various factors, one of which being the year 2000 issue, the Company has determined that the systems are tested, operational and adequate for the Company's needs.

          The Company believes with its conversion to new software, the year 2000 issue will not pose operational problems for its computer systems. The cost of the conversion was not significant.

Forward Looking Statements

          Portions of this Report may contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act and
Section 27A of the Securities Exchange Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the important factors that could cause actual results to differ from those indicated in the forward-looking statements are the level of revenues, costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the success of the Company's film software, the effects of competition, general economic conditions and acts of God and other events outside the control of the Company.

Factors That May Affect Future Results

          The discussion below, together with portions of the discussion elsewhere in this Report, highlight some of the more important risks identified by management of the Company but should not be assumed to be the only things that could affect future performance.

History of Operating Losses; Working Capital Deficit; Ability to Continue as a
------------------------------------------------------------------------------
Going Concern
-------------

          For the past three fiscal years and for all but two of the last ten years the Company has had net operating losses such that the Company now has a negative net worth. For the fiscal years ending March 31, the Company had net profits of $101,000 in Fiscal 1996, a net loss of $3.9 million in Fiscal 1997, a net loss of $8.5 million in Fiscal 1998 and a net loss of $4.2 million in Fiscal 1999. At March 31, 1999, the Company had an accumulated deficit of $45.0 million. In addition, the Company has seen its level of gross revenues drop from approximately $18 million in 1997 to $8 million in the most recent fiscal year. This history of losses and reduced revenues has had a negative impact on the Company's stock price and makes it very difficult for the Company to attract and obtain financing.

          In addition, the continued operating losses have reduced the Company's cash and cash equivalents to $236,000 at September 30, 1999. These levels of cash reserves together with the projected amount and timing of projected revenue inflows do not provide sufficient working capital to maintain the current level of operations beyond March 31, 2000. Though the Company has made and continues to make significant reductions in its overhead, if the level of working capital does not improve the Company will have to seek either (i) a voluntary reorganization with its creditors in order to reduce and/or extend its obligations and commitments, or (ii) protection under the United States Bankruptcy laws.

Capital Needs; Dilution; Risk of Foreclosure
--------------------------------------------

          Management of the Company has adopted a business strategy that includes substantial investments in the expansion and marketing of its film library among other things. This strategy carries with it a number of risks, including a level of operating expenses and capital needs that cannot be adequately covered by the Company's revenues and must be financed by funds obtained by raising additional capital. Additional financing may not be available to the Company at all or only on unfavorable terms. To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure and curtail its business and operations. A number of factors will make it difficult for the Company to obtain any financing in the future, including the significant losses the Company has incurred, the de-listing of the Company's Common Stock from Nasdaq, the on-going financial turmoil in Asia (historically the Company's largest market and principal source of operating revenues), the Company's historically poor stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations will make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations from a financial institution ($5,690,000) which have had their maturity extended from September 1, 1999 to March 1, 2000. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay all of the $5.7 million due on March 1, 2000. The Company is seeking replacement financing but does not presently have any arranged. There can be no assurance that the Company will be able to find new financing or that it will be able to negotiate another extension with the current lender. If the Company is unable to refinance or extend the existing indebtedness, then the holders of that debt may seek to foreclose on their collateral which constitutes virtually all of the assets of the Company. Such an action could force the Company to seek bankruptcy protection.

Period to Period Fluctuations
-----------------------------

          The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Operating results and cash flow can fluctuate substantially from quarter to quarter and from year to year periodically as a result of the timing of theatre system deliveries, contract signings, the mix of theatre systems shipped, the completion of custom film contracts, the amount of revenues from film licensing agreements, the timing of sales of Showscan Attractions, the timing of delivery and installation of such sales (pursuant to percentage of completion accounting) and any delays therein caused by permitting or construction delays at the customer's site, the size, type and configuration of the attractions sold, the timing of film rental payments from existing attractions and the performance of those attractions that pay film rental based on a percentage of box office and the timing of sales and marketing efforts and related expenditures. In particular, fluctuations in theatre system sales and deliveries from quarter to quarter can materially affect quarterly and periodic operating results, and theatre system contract signings can materially affect quarterly or periodic cash flow. The Company's results have followed a seasonal pattern, with revenues tending to be stronger in the second and fourth fiscal quarters, reflecting the buying patterns of the Company's customers for new motion simulation attractions. Accordingly, the Company's revenues and earnings in any particular period may not be indicative of the results for any future period. The seasonal fluctuations also cause gyrations in the Company's stock price.

          The Company's performance depends primarily upon the number of motion simulation attractions that it can sell and install. This dependence has been lessening as the percentage of the Company's revenues derived from recurring film licensing revenues has increased though there can be no assurance that this trend will necessarily continue. In addition, the Company has begun to see some of the older sites begin to close such that there has been a reduction in gross film revenues in recent years.

New Product Development
-----------------------

          The Company operates in a technology driven segment of the entertainment business. As such, the Company must continually improve its products to increase their entertainment value while also facing pressure to continually reduce the price of its products to respond to competitive pressures. Since several of the Company's competitors have significantly more capital than the Company, the Company has had to rely more on its suppliers and other third-parties to improve the Company's existing products and to develop new ones. The inability of the Company to develop new products which are accepted by its consumers and to respond to technological developments of its competitors could have a materially adverse effect on the Company's business, operations and financial condition.

International Operations
------------------------

          A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During Fiscal 1999, 1998, 1997, and 1996, 85%, 85%, 62%, and 61% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the devaluation in recent years of a number of Asian countries' currencies relative to the Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company's future sales in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

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

          Most of the Company's competitors, have dedicated substantial resources to this market. In the large screen, special format motion picture business, the Company's main competitor is Imax, though Iwerks is also a competitor. The 15 perforation 70 millimeter film format has emerged as the most popular large format due primarily to the large number of films available in that format. Imax is by far the dominant company in this market.

          Additionally, the out-of-home entertainment industry in general is undergoing significant changes, primarily due to technological developments as well as changing consumer tastes. Numerous companies are developing and are expected to develop new entertainment products or concepts for the out-of-home entertainment industry in response to these developments that are or may be directly competitive with existing products. There is severe competition for financial, creative and technological resources in the industry and there can be no assurance that existing products will continue to compete effectively or that products under development will ever be competitive. Further, the commercial success of products is ultimately dependent upon audience reaction. Audience reaction will to a large extent be influenced by the audience's perception of how the Company's products compare with other available entertainment options out of the home. There can be no assurance that new developments in out-of-home entertainment will not result in changes in consumer tastes that will make the Company's products less competitive, or that the Company's products can remain competitive against the pricing of existing products by competitors or the pricing of new developments and products.

Volatility of Stock Price; Effect of Delisting
----------------------------------------------

          The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to November 1, 1999, the Company's closing market price has ranged from a low of $0.0625 per share to a high of $0.3438 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

          In addition, the Company's shares were delisted on September 17, 1998 from trading on the Nasdaq National Market(R) and are now traded electronically on the Over-the-Counter Bulletin Board. This delisting has made it more difficult to effect trades and the Company's frequency of trades and trading volume have decreased significantly since the delisting. The delisting has reduced the Company's visibility and has adversely effected the Company's ability to attract and obtain financing because of the decreased liquidity of the Company's shares. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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

Dependence on Major Customers
-----------------------------

          The Company's motion simulation business has one significant concentration. The concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. In the fiscal year ended March 31, 1999, Showscan earned revenues from Imagine Japan in the amount of $1,101,000. As a result of the continuing economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan Attractions covered by the agreement with Imagine Japan. Accordingly, the Company and Imagine Japan are discussing how best to do business in Japan during the calendar year 2000. Both parties have made proposals with regard thereto. It is anticipated that Showscan's film license revenues from Imagine Japan in calendar 2000 will be significantly less than the $1.1 million received in Fiscal 1999, based on the discussions and respective proposals to date, if the agreement is renewed at all. The Company's short and long-term performance will be adversely impacted if disruptions were to occur with Imagine Japan such as closures, license terminations or payment problems.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

          The Financial Statements are listed under Item 14 in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

          Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Set forth below is certain information with respect to the directors and executive officers of the Company:

                                                                                         Director
            Name             Age                         Title                            Since
            ----             ---                         -----                            -----
William D. Eberle             76        Chairman of the Board of Directors                 1988
William C. Soady              56        Director                                           1994
Charles B. Moss, Jr.          55        Director                                           1993
Thomas R. DiBenedetto         50        Director                                           1993
Dennis Pope                   55        President, Chief Executive Officer
                                         and Director                                      1997
Michael B. Ellis              48        Senior Vice President                                --
Russell H. Chesley            42        Senior Vice President                                --
Gregory W. Betz               51        Senior Vice President                                --
Ernest M. Bakenie             37        Vice President - Worldwide Sales & Marketing         --
Jeanne Lucas                  50        Vice President - Showscan Studios                    --
Patricia L. Gordon            48        Vice President - Human Resources &                   --
                                        Administration


          William D. Eberle was elected Chairman of the Board of Directors of the Company in May 1993. Mr. Eberle has been a private investor in various companies for more than five years and is Of Counsel to Kaye, Scholer, Fierman, Hays & Handler. He currently is also the chairman of Manchester Associates, Ltd. He is a director of Ampco Pittsburgh Corp., Mitchell Energy & Development Corp., Konover Property Trust, and America Service Group. Mr. Eberle served as the U.S. Trade Representative for President Nixon and President Ford. In addition, he served as the President's Special Representative for Trade Negotiations from 1971 through 1975, and as the executive director of the Cabinet Council on International Economics from 1974 to 1975. Other positions previously held by Mr. Eberle include Chairman of the Board, President and Chief Executive Officer of American Standard, Inc. and officer and director of Boise Cascade Corp.

          William C. Soady has been the President of Distribution for PolyGram Filmed Entertainment Distribution, Inc. since March 1997. Previously, Mr. Soady served as President and Chief Executive Officer of the Company since March 1994, and was elected as a director of the Company in April 1994. Prior to joining the Company, Mr. Soady served as Executive Vice President of Distribution at TriStar Pictures, Inc. from September 1988 to July 1992, at which time he was promoted to President of Domestic Distribution of TriStar Pictures, Inc., the position he held immediately prior to joining the Company. Mr. Soady has been involved in motion picture distribution in various capacities for over 20 years, including serving as President of Universal Pictures Distribution.

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

     Dennis Pope was appointed the President and Chief Executive Officer of the Company in March 1997. Mr. Pope had been the Executive Vice President and Chief Financial Officer of the Company since May 1994. Prior to joining the Company, Mr. Pope served as a senior executive with several entertainment industry-based companies.

     Michael B. Ellis joined the Company as its Vice President-Engineering and Product Development in July 1994 and was appointed Senior Vice President in September 1998. From February 1993 until he joined the Company, Mr. Ellis was a consultant providing technical support to entertainment and commercial construction industries. Mr. Ellis was the Corporate Director-Engineering and Project Development of Knott's Berry Farm from May 1989 through February 1993.

     Russell H. Chesley was appointed Senior Vice President in September 1998. Mr. Chesley joined the Company as Vice President -Worldwide Sales in August 1995 and was named Vice President - Worldwide Sales & Marketing in February, 1997. From March 1994 until he joined the Company, Mr. Chesley was Director of Marketing and Sales at Westrex, an entertainment technology and equipment manufacturer. From November 1992 until February 1994, Mr. Chesley was Sales and Marketing Director and an Executive Producer at Starfax/The Editing Company, a post production facility. Prior thereto, Mr. Chesley was an independent motion picture producer and marketing consultant.

     Gregory W. Betz was appointed Senior Vice President in February 1999. Mr. Betz joined the Company as Controller in June 1986, was promoted to Vice President-Controller in December 1990, and became the Company's Vice President and Director of Finance in October 1993. Mr. Betz had resigned from all of his positions that he held with the Company and its subsidiaries in July 1998. Mr. Betz rejoined the Company in January 1999 and is currently employed by the Company on a part-time consulting basis.

     Ernest M. Bakenie joined the Company in 1997 as an international sales representative and was responsible for the sale of Showscan products in Greater Asia. He was promoted to Vice President - Worldwide Sales & Marketing in November 1998. Mr. Bakenie holds a Masters degree from the University of California, Irvine in International Business and his experience includes fourteen years of sales and marketing management positions with Fortune 500 companies, including Loctite Corporation and RJR Nabisco.

     Jeanne Lucas joined the Company in March 1996 as Production Development Executive in the Company's film production department, became Director of Production and was promoted to Vice President - Showscan Studios, the film production and development arm of Showscan. Prior to joining Showscan Ms. Lucas was an independent writer/producer whose feature film credits include Paint It Black, The River's Edge, Ladies Nite Out, Peter and Reel Horror; she was co-executive producer and co-creator of the TV series Out of Service developed with Castle Rock; P.E.O.N. - TV and Louie Karnopski, R.N.

     Patricia L. Gordon joined the Company as Manager of Human Resources in March 1990, and was promoted to Director of Corporate Services and Human Resources in May 1997. Ms. Gordon was promoted to Vice President-Human Resources and Corporate Services in November 1998. Ms. Gordon handles the Company's human resource functions and is responsible for all activities maintaining the operation of the Company's corporate infrastructure.

     The Company has five wholly owned subsidiaries (Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc., Showscan Framingham, Inc. and Showscan Entertainment B.V.). Mr. Pope is the sole director and President of Showscan Productions, Inc., Showscan CityWalk, Inc., Showscan Attractions, Inc. and Showscan Framingham, Inc. Mr. Pope currently is director and President of Showscan Entertainment B.V.

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

     Based solely on a review of copies of reports filed with the SEC and submitted to the Company since April 1, 1998 and on written representations by certain directors and executive officers of the Company, the Company believes that four persons subject to the reporting requirements of Section 16(a) filed required reports late during the past fiscal year: Form 3's for Michael B. Ellis, Russell H. Chesley and Patricia L. Gordon; and Form 4 for Dennis Pope.

Item 11.  Executive Compensation
--------------------------------

     The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 1999, 1998 and 1997 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 1999, (ii) each of the four other most highly compensated executive officers of the Company. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executives.")

                          Summary Compensation Table

                                                         Annual Compensation
                                            --------------------------------------------------    Long-Term Com-
                                                                                                  pensation Award
     Name and Principal Position              Year          Salary ($)              Bonus ($)        Options (#)
     ---------------------------            -------        -----------             ---------    ----------------------
Dennis Pope, President                        1999         $   348,461             $   -0-                -0-
   and Chief Executive Officer..........      1998         $   250,000             $   -0-                -0-
                                              1997         $   220,000(1)          $   -0-           115,000(2)

Michael B. Ellis, Senior Vice President-      1999         $   146,115             $   -0-            32,500
  Engineering and Product                     1998         $   127,336             $   -0-                -0-
  Development...........................      1997         $   115,442             $   -0-                -0-

Russell H. Chesley, Senior Vice               1999         $   134,278(4)          $   -0-            32,500
President- Worldwide Sales..............      1998         $   172,886(4)          $   -0-                -0-
                                              1997         $   124,458(4)          $   -0-                -0-

Gregory W. Betz, Senior Vice                  1999         $   130,907             $   -0-            25,000
  President, Finance....................      1998         $   110,846             $   -0-                -0-
                                              1997         $    95,000             $   -0-                -0-(3)

W. Tucker Lemon, Senior Vice                  1999         $   252,885(5)          $   -0-                -0-
  President, General Counsel                  1998         $   150,577             $   -0-                -0-
  and Secretary.........................      1997         $   125,501             $   -0-            35,000

____________

(1) Mr. Pope became President and Chief Executive Officer in March 1997. Prior to Mr. Pope assuming the office of President and Chief Executive Officer, he served as the Company's Executive Vice President and Chief Financial Officer.

(2) Mr. Pope, as of February 24, 1999, released 115,000 shares at $8.125 of the Company's Common Stock that he had been granted on May 16, 1994.

(3) Mr. Betz resigned from all of his positions that he held with the Company and its subsidiaries in July 1998. The stock options he held were canceled. Mr. Betz rejoined the Company in January 1999 and received 25,000 shares as of February 24, 1999. Mr. Betz currently is employed by the Company on a part-time consulting basis.

(4) Mr. Chesley's compensation consisted of a base salary of $130,000 plus commissions on certain sales of the Company's equipment and films.

(5) Mr. Lemon resigned from all of his positions that he held with the Company and its subsidiaries as of October 6, 1998. His compensation includes termination payments made pursuant to his employment agreements with the Company.

     The following table contains information concerning stock options granted in the last fiscal year with respect to the Named Executives.

                     Option/SAR Grants In Last Fiscal Year

                            Individual Grants                                 Potential Realizable Value At
                            -----------------
                                                                                 Assumed Annual Rates Of
                                                                               Stock Price Appreciation For
                                                                                       Option Term
                                                                             --------------------------------
                       Number Of       Percent of
                        Securities        Total
                        Underlying     Opitons/SARs   Exercise
                       Options/SARs     Granted to    of Base
                         Granted)      Employees in    Price     Expiration
        Name               (#)         Fiscal Year     (S/Sh)       Date        5% ($)              0% ($)
 -------------------   ------------    ------------   --------   ----------   ---------           ----------
 Dennis Pope                  -0-             -0-           -0-         -0-         -0-                  -0-

 Michael B. Ellis         32,500           20.06%      $0.1562     2/23/09      $3,193              $ 8,091

 Russell H. Chesley       32,500           20.06%      $0.1562     2/23/09      $3,193              $ 8,091

 Gregory W. Betz          25,000           15.43%      $0.1562     2/23/09      $2,456              $ 6,224

 W. Tucker Lemon              -0-             -0-           -0-         -0-         -0-                  -0-

          The following table contains information concerning stock options exercised in the last fiscal year and stock options remaining unexercised on March 31, 1999 with respect to the Named Executives.

        Aggregated Option Exercises in Fiscal Year Ended March 31, 1999
                       and Fiscal Year-End Option Value

                                                           Number of Securities
                                                          Underlying Unexercised      Value of Unexercised In-the-
                                                       Options/SARs at Fiscal Year-    Money Options/SARs Held at
                                                               End (#)                   Fiscal Year-End ($) (1)
                                                       ---------------------------    ----------------------------
                        Shares Acquired     Value
                          on Exercise      Realized
       Name                  (#)           ($) (1)     Exercisable  Unexercisable     Exercisable  Unexercisable
----------------------  ---------------    --------    -----------  -------------     -----------  -------------
Dennis Pope                   -0-             -0-        92,500         57,500            -0-           -0-

Michael B. Ellis              -0-             -0-        17,500         32,500            -0-           -0-

Russell H. Chesley            -0-             -0-        13,125         36,875            -0-           -0-

Gregory W. Betz               -0-             -0-            -0-        25,000            -0-           -0-

W. Tucker Lemon               -0-             -0-            -0-            -0-           -0-           -0-

_____________

(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported on the Over The Counter Bulletin Board as of March 31, 1999, the last trading day in the fiscal year ($.125 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.

Director Compensation

     Members of the Board of Directors who are not officers of the Company receive a fee of $500 for each Board meeting that they attend and are also reimbursed for the travel expenses incurred to attend such meetings.

Board of Director Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors made all compensation determinations during the past fiscal year for the Company's executives. Dennis Pope was during the fiscal year ended March 31, 1999, both an officer and a director of the Company though he was not a member of the Compensation Committee.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

     Mr. Pope has entered into an employment agreement, dated May 3, 1994, and amended on June 15, 1995, March 1, 1997 and October 1, 1998, pursuant to which he agreed to be Executive Vice President and Chief Financial Officer of the Company. Effective March 1, 1997, Mr. Pope was made President and Chief Executive Officer. On October 1, 1998, his employment agreement was amended so that he will receive an annual salary of $300,000. The agreement is terminable by either Mr. Pope or the Company upon 30 days notice to the other party. However, if the Company terminates the agreement without cause (where "cause" is defined to mean conviction of a felony, commission of fraud or embezzlement, neglect of duties, death, permanent disability or breach of duty of loyalty to the Company), then the Company is obligated to pay Mr. Pope his salary and benefits for up to one year, subject to Mr. Pope's best efforts to mitigate such obligation. In addition, the Company has granted Mr. Pope options to purchase 35,000 shares of the Company's Common Stock at $8.125 per share, 35,000 shares at $6.125 per share and 80,000 shares at $3.625 per share. Such options vest at the rate of 25% per year, commencing on the first anniversary of the agreement by which they were granted. As of February 24, 1999, Mr. Pope released 115,000 of his options of the Company's Common Stock at $8.125 that he had been granted on May 16, 1994. On June 28, 1999, Mr. Pope was granted options to purchase an aggregate of 650,000 of the Company's Common Stock. 250,000 of these options were priced at $.20 per share and vest evenly over a five (5) year period. 100,000 of these options were priced at $.50 per share and are fully vested but are subject to certain restrictions and forfeiture until the closing of the acquisition of certain motion simulation assets owned by a third party. 300,000 of these options were priced at $.75 per share and are fully vested but are subject to certain restrictions and forfeiture until the acquisition/merger of the Company by/with/of other entities in the motion simulation or other out-of-home entertainment business.

     The Company's Board of Directors entered into agreements with Messrs. Pope, Ellis and Chesley that would protect each such officer in the case of a change in control of the Company. These agreements are intended to provide certain benefits to the officers upon a "Change of Control" which is defined to mean (a) the acquisition by any person of 20% or more of Common Stock and Common Stock equivalents of the Company or 20% of the Company's voting power, (b) a liquidation, merger or consolidation of the Company, or (c) a change in the membership of the Company's Board of Directors over any period of two (2) years or less such that the directors sitting at the beginning of such period or who were nominated by at least two-thirds of the sitting directors cease to be a majority of the Company's Board of Directors. These officers of the Company are entitled to receive certain cash payments and health benefits if they leave the Company, either one year before or within two years after a Change in Control, for "Good Reason," "Disability," death or retirement or if they were terminated without "Cause" (in each case as the foregoing terms are defined in the agreements). Mr. Pope also has an additional period after a Change in Control in which he can voluntarily leave the Company and receive the benefits. The cash benefits provided for Mr. Pope will equal 200% of his annual salary on the date of termination. The other two officers each will receive 75% of the greater of his average salary and bonuses over the three (3) fiscal years preceding the Change in Control or the period of three (3) fiscal years preceding his termination. In addition, the unvested options of Mr. Pope shall become vested upon a Change in Control. All such benefits shall be in lieu of any benefits provided under any such officer's employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of each class of the Company's voting securities as of November 20, 1999 by (i) each of the Company's directors and Named Executives who beneficially own Common Stock or Series C Preferred Stock, (ii) by all directors and officers as a group, and (iii) based on reports filed by each person with the Securities and Exchange Commission, by the known beneficial holders of more than 5% of any class of outstanding shares of the Company's voting securities. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment powers). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights on or before January 1, 2000. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


                                                                                             Series C
                                                  Common Stock(2)                         Preferred Stock
                                       ---------------------------------         -------------------------------
                                         Number             Percentage            Number             Percentage
Name and Address                           of                   of                  of                   of
of Beneficial Owner(1)                   Shares            Outstanding            Shares            Outstanding
-------------------                      ------            -----------            ------            -----------
Charles B. Moss, Jr.                     525,785(3)               8.9%            12,000                  24.5%
  c/o B.S. Moss Enterprises
  225 North Hill Street,
  Aspen, CO  81611

Thomas R. DiBenedetto                    545,785(4)               9.3%            12,000(5)               24.5%
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA  02109

DiBenedetto Showscan Limited             238,095(6)               4.0%            12,000                  24.5%
 Partnership
  c/o Junction Investors, Ltd.
  84 State Street
  Boston, MA  02109

United Artists Theatre                   523,032(7)               8.5%            25,000                  51.0%
 Circuit, Inc.
  9110 East Nichols Avenue
  Suite 200
  Englewood, CO  80112

Alan J. Andreini                         463,666(8)               8.2%                --                    --
 Interworld Corporation
  395 Hudson Street
  New York, NY  10014

William C. Soady(9)                      147,000                  2.5%                --                    --
Dennis Pope(10)                          112,250                  2.0%                --                    --
Michael B. Ellis(11)                      17,500                    *                 --                    --
Russell H. Chesley(12)                    17,500                    *                 --                    --
W. Tucker Lemon(13)                        2,000                    *                 --                    --

All Officers and Directors
  as a Group (11 persons) (14)         1,370,820               21.374%            24,000                 100.0%

_______________
*  Less than 1%.

(1) Except as otherwise noted, the address of each beneficial owner listed in this table is c/o Showscan Entertainment Inc., 3939 Landmark Street, Culver City, California 90232.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them.

(3) Consists of (a) 238,095 shares of Common Stock issuable upon conversion of Mr. Moss' Preferred Stock, (b) 155,000 shares of Common Stock held by the Charles B. Moss, Jr. Family Trust, (c) 6,200 shares of Common Stock held by
     M. F. P., LLC, a limited liability company whose members are Mr. Moss' children, (d) 21,900 shares of Common Stock held by Robin H. Moss, and (e) 104,590 shares of Common Stock owned by Mr. Moss. Robin H. Moss is the sole trustee of the Charles B. Moss, Jr. Family Trust. Mr. Moss disclaims beneficial ownership of the shares held by the Charles B. Moss, Jr. Family Trust, M. F. P., LLC and Robin H. Moss.

(4) Includes (a) 238,095 shares of Common Stock issuable upon conversion of the Preferred Stock held by DiBenedetto Showscan Limited Partnership, a Delaware limited partnership, (b) 35,000 shares of the Common Stock owned by the DiBenedetto 1993 Family Trust, (c) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, (d) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, (e) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, (f) 35,000 shares of Common Stock owned by the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto, and (g) 132,690 shares of Common Stock owned by Mr. DiBenedetto. Mr. DiBenedetto has sole voting and dispositive power over the securities beneficially owned by DiBenedetto Showscan Limited Partnership. Linda M. DiBenedetto, Mr. DiBenedetto's wife, is co-trustee of the DiBenedetto 1993 Family Trust. Mr. DiBenedetto disclaims beneficial ownership of the shares of Common Stock held by the DiBenedetto 1993 Family Trust, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Cory James DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Christian Robert DiBenedetto, the DiBenedetto Family Trust U/A/D 11/01/91 FBO Thomas Austin DiBenedetto, and the DiBenedetto Family Trust U/A/D 11/01/91 FBO Marc Anthony DiBenedetto.

(5) Consists of 12,000 shares of Preferred Stock owned by DiBenedetto Showscan Limited Partnership. Mr. DiBenedetto has sole voting and dispositive power over these securities.

(6) Consists of 238,095 shares of Common Stock issuable upon conversion of Preferred Stock.

(7) Consists of 27,000 shares subject to currently exercisable stock purchase warrants and 496,032 shares of Common Stock issuable upon conversion of Preferred Stock.

(8) Alan J. Andreini disclaims beneficial ownership of an aggregate of 80,666 shares owned by his son and a foundation.

(9) Includes 145,000 shares of currently exercisable stock options and options exercisable within 60 days.

(10) Includes 101,250 shares of currently exercisable stock options and options exercisable within 60 days.

(11) Includes 17,500 shares of currently exercisable stock options and options exercisable within 60 days.

(12) Includes 17,500 shares of currently exercisable stock options.

(13) W. Tucker Lemon resigned from all positions with the Company in September 1998. All options held by Mr. Lemon were canceled 30 days after his resignation.

(14) Includes 311,250 shares subject to stock options and stock purchase warrants currently exercisable or exercisable within 60 days and 476,190 shares of Common Stock issuable upon conversion of Preferred Stock.

     Showscan, United Artists Theatre Circuit, Inc. ("UATC"), Charles B. Moss, Jr. ("Moss"), Thomas R. DiBenedetto and DiBenedetto Showscan Limited Partnership, a Delaware limited partnership (collectively, the "DiBenedetto Entities") are party to that certain Voting Agreement, dated as of August 19, 1994, pursuant to which UATC, Moss and the DiBenedetto Entities have agreed to vote the securities held by them in favor of each other's designees for the Company's Board of Directors.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Moss/DiBenedetto Ventures.  On September 27, 1993, the Company entered into that
-------------------------
certain Purchase Agreement (the "Purchase Agreement") with Mr. Charles B. Moss, Jr., a director of the Company ("Moss"), Mr. Thomas R. DiBenedetto, a director of the Company ("DiBenedetto"), and DiBenedetto Showscan Limited Partnership, a Delaware limited partnership affiliated with, and controlled by, DiBenedetto ("DiBenedetto LP"), pursuant to which, among other things, Moss, DiBenedetto and DiBenedetto LP collectively acquired the warrants to purchase an aggregate of 850,000 shares of Common Stock, 150,000 shares of Series A Preferred Stock, and 24,000 shares of Series B Preferred Stock. So long as Moss and DiBenedetto collectively own shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate 5% or more of the then outstanding Common Stock, the terms of the Purchase Agreement require that the Company continue to nominate Moss and DiBenedetto or their designees to the Company's Board of Directors. Additionally, affiliates of Moss and DiBenedetto have entered into two transactions for the purpose of owning, operating, developing and financing the Company's motion simulation attractions. The first transaction, a venture called the "Showscan City Walk Venture," was formed for the purpose of operating one of the Company's motion simulation attractions at Universal City Walk in Universal City, California which opened in November 1993. The parties to that venture are Showscan City Walk, Inc., a wholly-owned California subsidiary of the Company and the managing partner of Showscan City Walk Venture, Moss Family LA Corp., a California corporation controlled by Moss, and DiBenedetto City Walk Limited Partnership, a Delaware limited partnership controlled by DiBenedetto. Initially, the Moss and DiBenedetto affiliates together owned a 1% investment and had a right to acquire a collective 50% investment in the venture for a price based on the cash flow of the motion simulation attraction. The Moss and DiBenedetto affiliates exercised the right to acquire the 50% investment in January 1994. Upon the exercise of the option, the Moss and DiBenedetto affiliates each paid the Company $10,000. The balance of the purchase price ($247,772) was paid in March, 1996. As of June 30, 1999, the Moss and DiBenedetto affiliates owed the Company $92,503 and $92,906, respectively, for advances made to the Showscan CityWalk Venture and the Showscan Attractions Venture on their behalf to satisfy capital calls to cover operating expenses. The Moss and DiBenedetto affiliates have agreed that in payment of such obligations that the Company can retain their respective proceeds from the sale of the theatre system equipment from the San Antonio attraction, which was closed in September 1997, and to the extent that there is a shortfall, to reimburse the Company accordingly

     The second venture, organized under the name "Showscan Attractions Venture," was formed for the purpose of acting as the exclusive vehicle to develop, own, manage and operate additional Showscan motion simulation attractions throughout the world. The scope of the Showscan Attractions Venture was subsequently narrowed in September 1994 to accommodate the venture with United Artists Theatre Circuit, Inc. ("UATC") discussed below. The parties to this venture are Showscan Attractions, Inc., a wholly-owned California subsidiary of the Company and the managing partner of Showscan Attractions Venture, Moss Family O&O Corp., a California corporation controlled by Moss (the "Moss Partner), and DiBenedetto O&O Limited Partnership, a Delaware limited partnership controlled by DiBenedetto (the "DiBenedetto Partner"). Showscan Attractions, Inc., currently owns a 50% interest in the Attractions Venture, the Moss Partner currently owns a 25% interest in the venture, and the DiBenedetto Partner owns the remaining 25% interest.

     The Showscan Attractions Venture agreement contemplates that the parties thereto will jointly develop, own and operate the Company's motion simulator attractions through the venture or through other corporations, partnerships or entities formed by them. In accordance with the foregoing, the parties to the Showscan Attractions Venture have formed Cinemania (UK) Limited for the purpose of developing, owning and operating the Company's motion simulator attraction in London which opened in late September 1994 (the "London Theatre"). The stockholders of Cinemania (UK) Limited closed the London Theatre on July 3, 1998 and have completed its liquidation.

     In August 1995, Showscan Attractions Venture and Maloney Development Partnership Ltd. ("Maloney"), an unaffiliated Texas limited partnership, formed a Texas limited liability company called Showscan Maloney, LLC to own and operate the Company's motion simulation attraction in the San Antonio Riverwalk District, in San Antonio, Texas. The partners of Showscan Maloney, LLC closed the theatre on September 7, 1997 and have liquidated its assets. The partners have further agreed to distribute the theatre equipment to the Company, will sell the equipment to a non-affiliated third party. The Company expects to fully realize the carrying value of its investment in this venture upon the completion of the liquidation and subsequent sale.

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

The United Artists Venture.  On August 19, 1994, the Company entered into that
--------------------------
certain Purchase Agreement (the "UA Purchase Agreement") with UATC, pursuant to which, among other things, UATC purchased 25,000 shares of Preferred Stock and warrants representing the right to purchase an aggregate of 552,000 shares of Common Stock. So long as UATC owns shares of Common Stock or securities convertible into shares of Common Stock representing in the aggregate of at least 500,000 shares of Common Stock, the terms of the UA Purchase Agreement require that the Company continue to nominate a designee of UATC to the Company's Board of Directors. Kurt C. Hall, an executive officer of UATC was the designee of UATC until his resignation on July 17, 1999. UATC has not designated a replacement for Mr. Hall. In connection with the transactions effected by the UA Purchase Agreement, the Company and UATC agreed to be equal partners in a venture called Showscan/United Artists Theatres Joint Venture (the "UA Venture"). The UA Venture never undertook any motion simulation or other projects and it will likely be terminated as part of the ongoing arbitration between the Company and UATC discussed below.

     Pursuant to the Theater Rights Agreement, UATC agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites at any time prior to August 19, 1999 for the installation of Showscan Attractions in existing or to-be-built UATC theatre complexes. If the UA Venture declined to acquire a particular location, then UATC was required to install a Showscan motion simulation attraction theatre at the first 24 sites that the UA Venture declined to acquire. Through August 19, 1999, UATC installed only 8 Showscan Attractions. The Theater Rights Agreement provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later that December 31, 1995. UATC was unable to meet this commitment and therefore UATC has an Obligation at March 31, 1998, to pay to the Company $712,000 together with interest thereon at the rate of 7.5% per annum (the "Obligation") from January 1, 1996 until paid in full. In July 1998, the Company and UATC reached an agreement to settle the Obligation by means of a $318,000 payment in July 1998, the purchase by the Company of certain new simulation equipment and other assets owned by UATC, the offset of certain amounts and the payment of the remaining amounts over approximately one year. The Theater Rights Agreement contains further provisions that require UATC to make payments to the Company if UATC is unable to meet its obligations and that require the Company to make payments to UATC if the UA Venture is unable to meet certain of its obligations. UATC is obligated to pay the Company $330,000 for each Showscan Attraction which was not purchased and installed by August 19, 1999 (16 theatre sites) and the Company is obligated to pay UATC $165,000 since the UA Venture did not select a joint venture site by August 19, 1999.

     On September 1, 1999, the Company initiated binding arbitration against United Artists Theatre Circuit, Inc. ("UATC") with the American Arbitration Association ("AAA"). The Theater Rights Agreement, dated August 19, 1994 (the "TRA"), among the Company, UATC and the Showscan/United Artists Theatres Joint Venture requires that all disputes thereunder be submitted to AAA for binding arbitration in Phoenix, Arizona.

The claim alleges, among other things, breach of contract in connection with UATC's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999. The claim seeks payment of an amount in excess of $5,000,000. UATC has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company.

     In connection with the formation of the UA Venture and the modification to the Showscan Attractions Venture that it necessitated, the Company entered into a royalty agreement with Moss and DiBenedetto Partner which provides that each time that the UA Venture opens the Company's motion simulation attraction theatre in one of the areas granted to UATC, each of Moss and DiBenedetto Partner will receive a one-time cash fee and thereafter will receive an annual royalty based on the net cash flow (as defined) received by the Company from the operations of such UA Venture theatre.

                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on
-----------------------------------------------------------------------------
Form 8-K
--------

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

   4.6        Specimen Certificate of Series C Convertible Preferred Stock,
              $.001 par value, of the Company.(j)

   4.7 Warrant Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit, Inc.(h)

   4.8 Registration Rights Agreement, dated as of August 19, 1994, by and between Showscan Corporation and United Artists Theatre Circuit,
              Inc.(h)

Exhibit
Number                            Description
-------                           -----------

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

  10.2    Amendment No. 1 to Lease, dated February 20, 1991.(a)

  10.3    Amendment No. 2 to Lease, dated January 21, 1992.(e)

Exhibit
Number                            Description
-------                           -----------

  10.4    Amendment No. 3 to Lease, dated February 18, 1993.(f)

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

Exhibit
Number                            Description
-------                           -----------

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

Exhibit
Number                            Description
-------                           -----------

  10.32   Agreement, dated August 7, 1996, between the Company and Dennis
          Pope.(m)

  10.34 Credit Agreement, dated as of November 1, 1997, by and between Showscan Entertainment Inc. and Eldee Foundation.(o)

  10.36 Amendment to Employment Agreement, dated October 1, 1998, by and between the Company and Dennis Pope.(g)

  10.38 First Amendment to Credit Agreement, dated as of November 10, 1998, by and between Showscan Entertainment Inc. and Eldee Foundation.(q)

  10.39 Extension and Security Agreement entered into as of September 1, 1999 by and between Showscan Entertainment Inc. and Banca del Gottardo as amendment to that certain Note Purchase Agreement effective as of August 14, 1995.

  21.1    List of Subsidiaries of the Company.(l)

  23.1    Consent of Ernst & Young LLP.

  27.1    Financial Data Schedule.

_______________________


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

     (g) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, and incorporated herein by reference.

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

     (i) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

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

     (q) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.

 b. The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 1999.

               NONE.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 6, 1999

                                            SHOWSCAN ENTERTAINMENT INC.



                                            By /s/ DENNIS POPE
                                               ---------------------------------
                                               Dennis Pope
                                               President and Chief Executive
                                               Officer



          Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                                        Title                                   Date
         ----------                                        -----                                   ----
/s/ WILLIAM D. EBERLE
-------------------------------------              Chairman of the Board                      December 6, 1999
      William D. Eberle


/s/ DENNIS POPE                                    Director; President; Chief Executive       December 6, 1999
-------------------------------------              Officer (Principal Executive Officer)
      Dennis Pope


/s/ CHARLES B. MOSS, JR.
-------------------------------------              Director                                   December 6, 1999
      Charles B. Moss, Jr.


/s/ THOMAS R. DIBENEDETTO
-------------------------------------              Director                                   December 6, 1999
      Thomas R. DiBenedetto


/s/ WILLIAM C. SOADY
-------------------------------------              Director                                   December 6, 1999
      William C. Soady

                         INDEX TO FINANCIAL STATEMENTS
                          SHOWSCAN ENTERTAINMENT INC.

Report of Independent Auditors.....................................  F-2

Consolidated Balance Sheets at March 31, 1999 and 1998.............  F-3

Consolidated Statements of Operations for the years ended March 31,
   1999 and 1997...................................................  F-5

Consolidated Statements of Stockholders' Deficiency Equity
   for the years ended March 31, 1999, 1998, and 1997..............  F-6

Consolidated Statements of Cash Flows for the years ended March 31,
   1999, 1998 and 1997.............................................  F-7

Notes to Consolidated Financial Statements.........................  F-9

Consolidated Financial Statement Schedule:

Schedule II.       Valuation and Qualifying Accounts...............  F-29


      All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                         Report of Independent Auditors

Board of Directors and Stockholders
Showscan Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Showscan Entertainment Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Showscan Entertainment Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Showscan Entertainment Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, and has extended the terms and conditions of its 8% Convertible Notes which were due on September 1, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Los Angeles, California
October 22, 1999

                          Showscan Entertainment Inc.

                          Consolidated Balance Sheets

                  (Dollars in Thousands, Except Share Amounts)


                                                                            March 31
                                                                       1999          1998
                                                                      -----------------------
Assets
Current assets:
  Cash and cash equivalents                                               $  661      $ 2,492
  Accounts receivable, net of allowances of $1,185 (1999)
   and $1,126 (1998)                                                       1,676        2,161
  Unbilled receivables on uncompleted equipment
   contracts (Note 1)                                                        123          708
  Due from affiliated entities, net of allowances (Note 8)                   284          794
  Equipment sales inventory                                                  993        1,186
  Prepaid expenses and other current assets (Note 1)                         239          193
                                                                      -----------------------
Total current assets                                                       3,976        7,534


Film library, net (Note 1)                                                 2,758        3,765

Equipment and leasehold improvements, less
   depreciation and amortization (Note 2)                                    321          447

Investment in and advances to O&O theatres (Notes 1 and 7)                     -          440

Patents and other intellectual properties, net of
   amortization (Note 1)                                                     467          900

Other assets                                                                 437          625
                                                                      -----------------------
Total assets                                                              $7,959      $13,711
                                                                      =======================

See accompanying notes.

                                                                             March 31
                                                                        1999           1998
                                                                      -----------------------
Liabilities and Stockholders' (Deficiency) Equity
Current liabilities:
  Accounts payable                                                      $    555        $    752
  Customer advances on uncompleted film and equipment contracts
   (Note 1)                                                                1,467           2,317
  Accrued expenses and other current liabilities (Note 1)                  2,477           2,241
  Note payable (Note 4)                                                      260           1,000
  8% convertible notes (Note 3)                                            5,690               -
Total current liabilities                                                 10,449           6,310

8% convertible notes (Note 3)                                                  -           5,690
Total liabilities                                                         10,449          12,000

Commitments and contingencies (Note 11)

Stockholders' (deficiency) equity (Note 6):
  Series A Convertible Preferred Stock, $.001 par value;
   150,000 shares authorized, no shares issued and outstanding in
   1999 and 1998                                                               -               -
  Series C Convertible Preferred Stock, $.001 par value;
   100,000 shares authorized; 49,000 shares issued and outstanding
   in 1999 and 1998, $100 per share liquidation preference (Note 5)            -               -
  Common stock, $.001 par value; 20,000,000 shares
   authorized; shares issued and outstanding of
   5,642,058 in 1999 and 1998                                                  6               6
  Additional paid-in capital                                              42,567          42,567
  Accumulated deficit                                                    (45,063)        (40,862)
                                                                       -------------------------
Total stockholders' (deficiency) equity                                   (2,490)          1,711
                                                                       -------------------------
Total liabilities and stockholders' (deficiency) equity                 $  7,959        $ 13,711
                                                                       =========================

See accompanying notes.

                          Showscan Entertainment Inc.

                     Consolidated Statements of Operations

                 (Dollars in Thousands, Except Share Amounts)


                                                                                      Year ended March 31
                                                                               1999          1998           1997
                                                                           ----------------------------------------
Revenues (Note 10):
 Film licensing and production services                                     $    4,665     $    5,726     $   6,236
 Equipment sales and related services                                            3,362          4,688        11,475
                                                                           ----------------------------------------
                                                                                 8,027         10,414        17,711

Costs of revenues                                                                4,538          8,756        10,854
                                                                           ----------------------------------------
Gross profit                                                                     3,489          1,658         6,857

Other costs and expenses:
 General and administrative expenses                                             5,878          7,860         6,904
 Depreciation and amortization                                                     573            875           961
                                                                           ----------------------------------------
                                                                                 6,451          8,735         7,865
                                                                           ----------------------------------------
Operating loss                                                                  (2,962)        (7,077)       (1,008)

Other income (expense):
 Equity in net operations of O&O theatres (Note 7)                                (260)          (540)         (694)
 Effect of impairment loss on equity in net operations
  of O&O theatres (Note 7)                                                        (268)          (313)       (1,771)
 Other income, including interest of $32 (1999), $123
  (1998) and $241 (1997)                                                            71            127           250
 Other expense, including interest of $777 (1999), $703
  (1998) and $672 (1997)                                                          (778)          (725)         (692)
                                                                           ----------------------------------------
                                                                                (1,235)        (1,451)       (2,907)
                                                                           ----------------------------------------
Loss before taxes                                                               (4,197)        (8,528)       (3,915)
Provision for income taxes                                                           4              4             4
                                                                           ----------------------------------------
Net loss                                                                    $   (4,201)    $   (8,532)    $  (3,919)
                                                                           ========================================

Net loss per common share (Note 1)                                          $    (0.74)    $    (1.51)    $   (0.70)
                                                                           ========================================

See accompanying notes.

                          Showscan Entertainment Inc.
         Consolidated Statements of Stockholders' (Deficiency) Equity
                     (In thousands, except share amounts)


                                                        Series A Convertible     Series C Convertible
                                                           Preferred Stock          Preferred Stock            Common Stock
                                                      ---------------------------------------------------------------------------
                                                         Number                   Number                    Number
                                                        of Shares   Amount       of Shares     Amount     of Shares     Amount
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1996                                     -     $   -         49,000      $    -       5,480,324   $   5
 Conversion of convertible notes to common
   stock and other                                            -         -              -           -         161,734       1
 Net loss                                                     -         -              -           -               -       -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1997                                     -         -         49,000           -       5,642,058       6
 Net loss                                                     -         -              -           -               -       -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1998                                     -         -         49,000           -       5,642,058       6
 Net loss                                                     -         -              -           -               -       -
                                                      ----------------------------------------------------------------------------
Balance at March 31, 1999                                     -     $   -         49,000      $    -       5,642,058   $   6
                                                      ============================================================================

                                                      Additional
                                                       Paid-In        Accumulated
                                                       Capital          Deficit       Total
                                                     --------------------------------------
Balance at March 31, 1996                            $   41,704          $(28,411)   $13,298
 Conversion of convertible notes to common
   stock and other                                          863                 -        864
 Net loss                                                     -            (3,919)    (3,919)
                                                     ---------------------------------------
Balance at March 31, 1997                                42,567           (32,330)    10,243
 Net loss                                                     -            (8,532)    (8,532)
                                                     ---------------------------------------
Balance at March 31, 1998                                42,567           (40,862)     1,711
 Net loss                                                     -            (4,201)    (4,201)
                                                     ---------------------------------------
Balance at March 31, 1999                            $   42,567          $(45,063)   $(2,490)
                                                     =======================================

See accompanying notes.

                          Showscan Entertainment Inc.

                     Consolidated Statements of Cash Flows

                            (Dollars in Thousands)


                                                                                     Year ended March 31
                                                                             1999           1998           1997
                                                                       --------------------------------------------
Operating activities
Net loss                                                                 $     (4,201)   $    (8,532)   $    (3,919)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                                  573            875            961
   Amortization of film library                                                 1,234          2,782            613
   Amortization of debt issue costs                                               235            199            198
   Provision for doubtful accounts receivable                                     153            970            270
   Provision for amounts due from affiliated entities                               -            279              -
   Equity in net operations of O&O theatres, including
    impairment loss                                                               528            853          2,465
   Accrued interest on note payable                                                 -             38              -
   Changes in operating assets and liabilities:
    Accounts receivable                                                           332           (415)        (1,101)
    Due from affiliated entities                                                  510           (189)           332
    Equipment sales inventory                                                     193            103            258
    Unbilled receivables on uncompleted equipment
     contracts                                                                    585           (708)         1,122
    Prepaid expenses and other assets                                             (46)           879         (1,784)
    Investment in and advances to O&O theatres                                    (88)           830           (164)
    Accounts payable, accrued expenses and other                                   39             (5)          (992)
    Customer advances on uncompleted equipment contracts                         (850)         1,284         (1,110)
                                                                       --------------------------------------------
Net cash used in operating activities                                            (803)          (757)        (2,851)

Investing activities
Redemptions of short-term investments                                               -              -          3,086
Additions to film library                                                        (227)        (1,027)        (2,652)
Purchases of equipment and leasehold improvements and
 other, net                                                                       (61)           844            (76)
                                                                       --------------------------------------------
Net cash (used in) provided by investing activities                              (288)          (183)           358

                          Showscan Entertainment Inc.

                            (Dollars in Thousands)


                                                                                   Year ended March 31
                                                                            1999           1998          1997
                                                                      ------------------------------------------
Financing activities
Net (payments on) proceeds from 11% short-term
 note payable                                                            $      (740)    $     870       $     -
                                                                      ------------------------------------------
Net cash (used in) provided by financing activities                             (740)          870             -
                                                                      ------------------------------------------
Net decrease in cash and cash equivalents                                     (1,831)          (70)       (2,493)

Cash and cash equivalents at beginning of year                                 2,492         2,562         5,055
                                                                      ------------------------------------------
Cash and cash equivalents at end of year                                 $       661     $   2,492       $ 2,562
                                                                      ==========================================

Supplemental disclosures of cash flow information
Interest paid                                                            $       586     $     463       $   479
                                                                      ==========================================
Income taxes paid                                                        $         4     $       4       $     4
                                                                      ==========================================

See accompanying notes.

                          Showscan Entertainment Inc.

                  Notes to Consolidated Financial Statements

                                March 31, 1999


1. Company Business and Summary of Significant Accounting Policies

Business of the Company

Showscan Entertainment Inc. (the Company) is a leader in the production and distribution of exciting movie-based entertainment attractions to the out-of-home entertainment marketplace. The Company's motion simulation and specialty theatres are open or under construction around the world, located in theme parks, motion picture mutiplexes, expos, world fairs, resorts, shopping centers, casinos, museums and other tourist destinations.

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

The Company is presently in the business of: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those produced using the Showscan Process and those acquired from other producers);
(ii) licensing the proprietary technologies necessary to produce and exhibit the Company's films; (iii) selling and installing motion simulation attractions (including projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing motion simulation attractions in which the Company has an economic interest (O&O Theatres). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

                          Showscan Entertainment Inc.

1. Company Business and Summary of Significant Accounting Policies (continued)

Business of the Company (continued)

The Company's primary business strategy, since March 1997, is to develop high margin recurring revenues from the licensing and distribution of its film library to all owner/operators of simulation attractions (including those installed by Showscan and those previously installed by competitors of Showscan) and from ticket sales at, and the licensing of its film library to, its O&O Theatres. The Company seeks to increase the demand for its film library by significantly increasing the installed base of both its motion simulation attractions and specialty theatres.

Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses (aggregating $45,063,000) and has a working capital deficiency of $6,473,000 at March 31, 1999. In addition, the Company has extended the terms and conditions of its 8% Convertible Notes, which were due on September 1, 1999 (see Note 3).

The Company's cash declined during fiscal 1999 and continues to decline subsequent to March 31, 1999. The Company expects to experience further declining balances during the remainder of fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significantly reduced cash which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible financing sources; however, recent and recurring operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse effect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

                          Showscan Entertainment Inc.

1. Company Business and Summary of Significant Accounting Policies (continued)

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

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

                                                          March 31
                                                     1999         1998
                                                  ----------------------
     Films in production                            $   105      $   610
     Completed films in release                      13,786       13,054
                                                  ----------------------
                                                     13,891       13,664
     Less accumulated amortization                   11,133        9,899
                                                  ----------------------
                                                    $ 2,758      $ 3,765
                                                  ======================

Films are being amortized over their estimated future revenue stream (generally five to seven years) as revised quarterly, if applicable. The Company estimates that approximately 80% of unamortized film costs at March 31, 1999, will be amortized over the next three fiscal years.

Patents and Other Intellectual Properties

Patents (expiring in fiscal year 2002) and other intellectual properties represent the excess of the total purchase cost over the values assigned to tangible assets at the date of acquisition of the Showscan process.

                          Showscan Entertainment Inc.

1. Company Business and Summary of Significant Accounting Policies (continued)

Patents and Other Intellectual Properties (continued)

Amortization is provided on the basis of the ratio of annual revenues to projected revenues over the lives of the patents, as revised quarterly, if applicable, from the Showscan process with minimum annual amortization of approximately $434,000 (equal to 1/15 of the original balance of $6,504,000). Accumulated amortization of the patents and other intellectual properties was $6,038,000 and $5,604,000 at March 31, 1999 and 1998, respectively.

Equipment Sales Inventory

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

The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for equipment sales inventory sold during the year.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost.

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally seven to 12 years. Amortization of leasehold improvements is computed using the straight-line method over the lease term. Depreciation and amortization of equipment and leasehold improvements was $139,000, $441,000 and $527,000 for the years 1999, 1998 and 1997, respectively.

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

Accrued Expenses and Other Current Liabilities

Included in accrued expenses and other current liabilities are the following:

                                                       1999          1998
                                                   -------------------------
     Accrued participations and royalties           $1,238,000   $1,305,000
     Accrued cost of film and equipment sales          362,000      558,000
     Other items                                       877,000      378,000
                                                   -------------------------
                                                    $2,477,000   $2,241,000
                                                   =========================

                          Showscan Entertainment Inc.

1. Company Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company has adopted the pro forma disclosures requirements of SFAS 123 (see Note 6).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share

Per share information has been determined on the basis of 5,642,058 weighted average shares outstanding for the years ended March 31, 1999 and 1998, respectively. Per share information has been determined on the basis of 5,594,245 weighted average shares outstanding for the year ended March 31, 1997.

2. Equipment and Leasehold Improvements

Equipment and leasehold improvements at March 31, 1999 and 1998, were as follows:

                                                           1999        1998
                                                        -----------------------
     Showscan equipment                                 $1,979,000  $1,979,000
     Leasehold improvements                                927,000     927,000
     Office furniture and equipment                        678,000     665,000
                                                        -----------------------
                                                         3,584,000   3,571,000
     Less accumulated depreciation and amortization      3,263,000   3,124,000
                                                        -----------------------
                                                        $  321,000  $  447,000
                                                        =======================

                          Showscan Entertainment Inc.

3. 8% Convertible Notes

In September 1995, the Company completed a private placement of $7,000,000 in Convertible Notes which matured on September 1, 1999, and bore interest at 8% per annum payable semiannually. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. In connection with the placement, $619,000 of debt issue costs were incurred and were being amortized over the life of the notes.

The notes were convertible into common stock at the option of the holder at a conversion price (subject to certain anti-dilution adjustments) of $5.75 per share (the closing price on the Nasdaq National Market on the transaction closing date). Through March 31, 1999, $1,310,000 of notes were converted into 227,819 shares of common stock, leaving an outstanding balance of $5,690,000. This balance, together with interest from September 2, 1998 to September 1, 1999, was not paid when the notes matured on September 1, 1999.

Effective September 1, 1999, the Company entered into an Extension and Security Agreement with the holders of its outstanding 8% Convertible Notes due September 1, 1999, providing for the following: (1) an extension of the maturity date from September 1, 1999 to March 1, 2000, with interest to continue to accrue at 8% per annum, (2) a prepayment provision whereby the Company can at any time prior to March 1, 2000, pay off the notes at 67.5% of their carrying value (such amount currently equaling $3,840,750) plus all accrued and unpaid interest from September 1, 1998. In connection with any such future prepayment, the Company has agreed to issue warrants to purchase an aggregate of 750,000 shares of the Company's Common Stock at an exercise price per share of $0.20. The Company agreed that if the notes are not completely paid by March 1, 2000, then, on such date, the noteholders will receive as additional collateral a security interest in the Company's film library. Additionally, the Company agreed that to the extent it obtains any third-party financing, not less than 75% of such proceeds shall be applied by the Company to prepay the notes at the 67.5% discounted rate described above, plus all accrued and unpaid interest on such prepaid amount. The Company further agreed that if it receives any amounts pursuant to the liquidated damages provisions contained in that certain Theater Rights Agreement between the Company and United Artists Theatre Circuit Inc. (UA), subject to certain adjustments, then the Company will use a minimum of 60% of such proceeds to prepay the notes in the same manner. The Company has instituted binding arbitration proceedings against UA

                          Showscan Entertainment Inc.

3. 8% Convertible Notes (continued)

seeking payment of an amount in excess of $5,000,000, and UA has counterclaimed in the arbitration for unspecified damages in connection with certain contract breaches it alleges against the Company (see Note 8).

The fair value of the Convertible Notes was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At March 31, 1999 and 1998, the carrying value of the Convertible Notes exceeded the fair value by approximately $200,000 and $500,000, respectively.

4. 11% Promissory Note

On November 1, 1997, the Company completed a private placement of a $1,000,000 promissory note through an unaffiliated third party. The note, which was originally due on November 15, 1998, was amended on November 10, 1998. The note bore interest at a rate of 11% per annum. Principal and interest were paid in full in April 1999, pursuant to the November 10, 1998, amendment.

5. Preferred Stock

The Company is authorized to issue preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations, restrictions and the number of shares constituting any such series.

The Company is authorized to issue a total of 10,000,000 shares of preferred stock of which 49,000 shares are issued as of March 31, 1999. Accordingly, 9,951,000 shares of preferred stock are available for issuance.

Series C Convertible Preferred Stock (Series C)

The Company has 49,000 shares of Series C outstanding. The Series C is convertible into common stock at $5.04 per share (subject to certain anti-dilution adjustments), has a liquidation preference of $100 per share, and provides voting rights as if such shares had been fully converted into common stock. Each share of Series C entitles the holder to receive

                          Showscan Entertainment Inc.

5. Preferred Stock (continued)

Series C Convertible Preferred Stock (Series C) (continued)

dividends in an amount equal to 110% of the dividends per share declared on each share of common stock. The Company may elect to pay dividends on the Series C either in cash or in additional shares of Series C based on its liquidation preference of $100 per share.

The Series C is senior to the common stock of the Company; additionally, a majority of the holders of Series C must consent to (a) the issuance of any equity securities ranking senior to, or on parity with, the Series C, and (b) the repurchase or retirement of any equity securities of the Company other than the Series C.

Series D Participating Preferred Stock (Series D)

The issuance of 10,000 shares of Series D was authorized in November 1994, in connection with the adoption of the Company's stockholder rights plan.

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

The Rights may be exercised (a) 20 days after a person or group of persons has become the beneficial owner of 20% or more of the common stock then outstanding (an Acquiring Person), or (b) 20 business days after the date of commencement of a tender or exchange offer the consummation of which would result in a person or group of persons becoming an Acquiring Person. The Rights, which do not have any voting rights, expire on November 11, 2004, and may be redeemed by the Company at a price of $.01 per Right, subject to adjustment, at any time prior to their expiration and prior to such time as any person or group of persons becomes an Acquiring Person.

In the event that a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then Purchase Price, a number of shares of common stock of the Company having a market value of twice the Purchase Price. If certain

                          Showscan Entertainment Inc.

5. Preferred Stock (continued)

Series D Participating Preferred Stock (Series D) (continued)

mergers or sales of assets by the Company occur, each Right shall entitle the holder to purchase, at the then Purchase Price, a number of shares of common stock of the surviving corporation or purchaser having a market value of twice the Purchase Price.

6. Stock Options and Warrants

Options

The Company currently has two stock option plans in effect, the 1987 Option Plan and the 1992 Option Plan (collectively, the Plans). The Plans provide for the issuance of nonqualified and qualified stock options under the Internal Revenue Code of 1986, as amended. An aggregate of 300,000 shares of common stock were initially reserved for grant under the 1992 Option Plan to officers, directors and employees as well as independent contractors and consultants who performed services for the Company. In 1995, the 1992 Option Plan was amended to permit the grant of up to 800,000 shares of common stock and such number of shares have been reserved for grant at March 31, 1999. All remaining shares reserved for grant under the 1987 Option Plan were canceled upon adoption of the 1992 Option Plan. Persons who are not employees of the Company are eligible to receive only nonqualified stock options. The options may be granted for a term of up to 10 years. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of the grant and the term of the option may not exceed five years.

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

                          Showscan Entertainment Inc.

6. Stock Options and Warrants (continued)

Options (continued)

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each of the years ended March 31, 1999 and 1997 (there were no options granted in fiscal 1998): risk-free interest rates ranging from 5% to 6%, volatility factors of the expected market price of the Company's common stock of 1.57 (1999) and .361
(1997), and a weighted average expected life of the options ranging from seven to 10 years.

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

                                         1999          1998            1997
                                   --------------------------------------------
     Pro forma net loss             $(4,725,000)   $(9,137,000)    $(4,475,000)
     Pro forma loss per share       $     (0.84)   $     (1.62)    $     (0.80)

                          Showscan Entertainment Inc.

6. Stock Options and Warrants (continued)

Options (continued)

The following is a summary of Company stock options granted and canceled through March 31:

                                                   1999                           1998                           1997
                                     ---------------------------------------------------------------------------------------------
                                                         Weighted                       Weighted                       Weighted
                                                         Average                        Average                        Average
                                                         Exercise                       Exercise                       Exercise
                                          Options          Price        Options          Price         Options          Price
                                     ---------------------------------------------------------------------------------------------
Outstanding at beginning of year          728,500        $  6.34         774,250        $  6.75        605,750         $  7.51
Granted                                   162,000        $  0.16               -        $  -           200,000         $  4.75
Canceled                                 (215,500)       $  7.52         (45,750)       $  7.48        (31,500)        $  8.81
                                     ---------------------------------------------------------------------------------------------
Outstanding at end of year                675,000        $  4.48         728,500        $  6.34        774,250         $  6.75
                                     =============================================================================================

Exercisable at end of year                426,125        $  6.11         512,129        $  7.10        364,688         $  7.30
                                     =============================================================================================

Weighted average fair value of
 options granted during year                             $  0.11                                                       $  2.41
                                                    ================                                              ================

Exercise prices for options outstanding at March 31, 1999, ranged from $0.16 to $9.06. The weighted average remaining contractual life of those options is seven years. Options generally vest over a period of four or five years from respective grant dates.

The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                     Options Outstanding                           Options Exercisable
                     --------------------------------------------------    ---------------------------------
                                            Weighted
                                            Average         Weighted                           Weighted
                                           Remaining        Average                            Average
      Range of             Number         Contractual       Exercise           Number          Exercise
   Exercise Prices       Outstanding          Life            Price          Exercisable         Price
-----------------------------------------------------------------------    ---------------------------------
  $0.1562 - $3.625         295,000            8.73          $  1.30            81,125          $  2.187
  $6.125 - $9.0625         380,000            5.40          $  6.95           345,000          $  7.031

                         Showscan Entertainment Inc.

6. Stock Options and Warrants (continued)

Warrants

In August 1994, the Company issued to UA warrants to purchase an aggregate of 552,000 shares of common stock, at exercise prices ranging from $6.50 to $8.50, subject to certain anti-dilution adjustments. The warrants became exercisable at dates from August 22, 1995 (300,000) and annually thereafter at 75,000 per year with the remaining 27,000 exercisable on August 22, 1999, and have expiration dates of either August 22, 1999 (525,000) or August 22, 2000 (27,000).

In September 1995, the Company issued warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $5.75 per share, subject to certain anti-dilution adjustments, to financial advisors who assisted in the private placement of the Convertible Notes. The warrants became exercisable on September 1, 1996, and expire on September 1, 2000.

Shares of the Company's common stock reserved for issuance upon exercise of stock options, warrants, preferred stocks and convertible notes are as follows:

                                      March 31, 1999
                                        Range of                March 31
                                      Exercise Prices       1999       1998
                                     -------------------------------------------
1987 and 1992 Option Plans            $         0.1562 -   797,000     801,200
                                      $         9.0625*
                                      $   5.75 - $8.50     702,000   1,774,283
Warrants                              $           5.04**   972,222     972,222
Series C                              $           5.75**   989,567     989,567
Convertible Notes                                        -----------------------
                                                         3,460,789   4,537,272
                                                         =======================

* At March 31, 1999 and 1998, there are 122,000 and 72,700 shares, respectively, reserved for options which are still available for grant.

** Subject to certain anti-dilution provisions.

                         Showscan Entertainment Inc.

7. Owned and Operated Theatres

The Company has a 50% ownership interest in theatre attractions at Universal CityWalk in Universal City, California (opened November 1993) and Osaka, Japan (opened August 1995). Generally, in each of these arrangements, the Company receives reimbursement for direct expenses (as defined), a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues, and management fees (if applicable).

Affiliated Ventures
-------------------

The Universal CityWalk Venture (CityWalk Venture) is a joint venture which is 50% owned by a wholly owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors. The CityWalk Venture also entered into a 10-year profit sharing lease with the owner of Universal CityWalk pursuant to which the owner contributed one-half of the costs incurred for the construction of the theatre. In general, the CityWalk Venture is obligated to pay a base rent plus 50% of the cash flow, as defined, from the operations of the theatre.

The Company had an interest in Cinemania (UK) Limited, an entity that was 50% owned by a wholly owned subsidiary of the Company, and 50% owned by affiliates of certain of the directors. Cinemania (UK) Limited closed its theatres on July 3, 1998. The accompanying statement of operations for the year ended March 31, 1998, includes a noncash charge of $313,000 to reflect an impairment loss recognized on the Company's investment in Cinemania (UK) Limited.

The accompanying statement of operations for the year ended March 31, 1997, includes a noncash charge of $1,771,000 to record the impact of the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," by the joint ventures. Under the equity method of accounting, the Company has recognized its share of joint venture charges; accordingly, the carrying value of investments in, and advances to, O&O theatres in the accompanying consolidated balance sheets was reduced by these charges.

The Company has through other financing and/or joint venture arrangements entered into the following additional theatre ventures:

                         Showscan Entertainment Inc.

7. Owned and Operated Theatres (continued)

UA Venture
----------

In August 1994, the Company and UA agreed to be partners in a venture called Showscan/United Artists Theatres Joint Venture (UA Venture).

Pursuant to a Theatre Rights Agreement, as amended (TRA), UA agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24-theatre sites prior to August 19, 1999, for the installation of motion simulation attraction threatres in or adjacent to existing or to-be-built UA theatre multiplexes. If the UA Venture declined to acquire a particular site, then UA was required to install a motion simulation attraction theatre at such site. As of August 19, 1999, UA had offered eight sites of which the UA Venture declined all of these sites as these sites did not meet the criteria of the UA Venture. UA has advised the Company that as part of its refocused and regional/national business strategy that it is in the process of closing and/or has closed its entertainment centers (called "Starports"), including the eight motion simulation attraction theaters included in each. The Company is assisting UA in the resale of these sites and to date has sold three such sites. The Company receives a commission, plus reimbursement for all costs of removal, refurbishment, crating, shipping and installation and specific warranties, as applicable. The TRA contains certain provisions that require UA to make payments to the Company if UA is unable to meet its obligations under that agreement. The TRA provided that two motion simulation attraction theatres be installed and in operation in Malaysia no later than December 31, 1995. UA was unable to meet this commitment (see Note 8). The TRA contains further provisions that required UA to make payments to the Company if UA was unable to meet its obligations and that require the Company to make payments to UA if the Venture was unable to meet certain of its obligations. UA was obligated to pay the Company $330,000 for each Showscan Attraction which was not purchased and installed by August 1999 (16 sites) and the Company was obligated to pay UA $165,000 if the UA Venture did not select a joint venture site by August 1999. UA could also have satisfied its obligations if it had purchased at least $14 million of motion simulation and/or projection equipment from the Company. Through August 19, 1999, UA had only purchased approximately $7 million of equipment. All payments were payable to each party in August 1999. No such payments have been made through October 1999. The Company estimates that it is owed in excess of $5 million pursuant to the provisions of the TRA and has instituted binding arbitration proceedings against UA in order to obtain payment (see Note 8).

                         Showscan Entertainment Inc.

7. Owned and Operated Theatres (continued)

Osaka Theatre
-------------

The Osaka theatre is 50% owned by a wholly owned subsidiary of the Company and 50% by Imagine Japan, Inc. Sega Enterprises, Ltd. operates the Osaka theatre in exchange for a certain percentage of the gross receipts.

The accompanying statement of operations for the year ended March 31, 1999, includes a noncash charge of $268,000 to reflect an impairment loss recognized on the Company's investment in the Osaka theatre.

The Company continues to record its proportionate share of losses from the existing O&O Theatres, as it is committed to provide further financial support to these theatres.

8. Receivables from Affiliated Entities

At March 31, 1998, the Company was due $712,000 from UA in connection with the TRA as discussed in Note 7. The payment terms provided for (a) interest on the unpaid principal balance to be charged at 7.5% and (b) principal and interest to be paid in full on or before December 31, 1996 (Maturity Date); provided, however, that if the UA Venture had not accepted one of the theatre sites it had been offered by UA prior to the Maturity Date, the Maturity Date would be extended until 30 days after the date that the UA Venture did accept, but in no event was the Maturity Date to be extended later than August 19, 1999. In July 1998, the Company and UA reached an agreement to settle the amount owed by means of a $315,000 payment, the purchase by the Company of certain new simulation equipment and other assets owned by UA, the offset of certain amounts and the payment of the remaining amounts by August 19, 1999. At August 19, 1999, UA still owed the Company $82,000 pursuant to the terms of this settlement agreement. Furthermore, on September 1, 1999, the Company initiated binding arbitration against UA with the American Arbitration Association (AAA). The TRA among the Company, UA and the UA Venture requires that all disputes thereunder be submitted to the AAA for binding arbitration in Phoenix, Arizona. The claim alleges, among other things, breach of contract in connection with UA's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999, including the above $82,000. The Company's claim seeks payment of an amount in excess of $5,000,000. UA has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company (see Note 7).

                         Showscan Entertainment Inc.

8. Receivables from Affiliated Entities (continued)

During the fiscal years ended 1999, 1998 and 1997, the Company charged approximately $319,000, $493,000 and $909,000, respectively, to the O&O Theatre joint ventures. Such amounts have either been recognized as film rentals and royalties ($224,000 in 1999, $390,000 in 1998 and $666,000 in 1997), or offset against general and administrative expenses ($95,000 in 1999, $103,000 in 1998 and $243,000 in 1997) in the accompanying consolidated statements of operations. Such amounts represent film rentals and royalties, and management and administrative services provided by the Company to the O&O Theatre joint ventures. The joint ventures owed the Company approximately $95,000 and $103,000 at March 31, 1999 and 1998, respectively (included in due from affiliated entities), for such charges and for costs paid on behalf of the ventures.

At March 31, 1998, affiliates of certain directors owed the Company a combined balance of $279,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres. On July 8, 1998, the affiliates of the certain directors indicated to the Company that they disputed their obligation to pay these sums. Accordingly, the Company fully reserved for such amounts in its accompanying consolidated balance sheet at March 31, 1998. During 1999, the Company and the affiliates entered into an agreement whereby the Company can retain the affiliates' respective proceeds from the sale of the theatre system equipment from the San Antonio attraction, which closed in September 1997, and to the extent that there is a shortfall, to reimburse the Company accordingly.

9. Income Taxes

At March 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $34,300,000 and $7,800,000, respectively. The federal loss carryforwards expire through the year ending 2019. The state loss carryforwards expire through the year ending 2004. These loss carryforwards can be used to offset future taxable income, if any. The provision for income taxes for all years presented represents minimum state tax liabilities.

                         Showscan Entertainment Inc.

9. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts utilized for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 1999 and 1998, are as follows (in thousands):

                                                           1999              1998
                                                     --------------------------------
Excess of book over tax depreciation                  $          472      $       498
Patent amortization                                               75              163
Amortization of film library                                     622              655
Allowance for bad debts                                          847              570
Other                                                            986              535
Net operating loss carryforward                               12,723           11,475
                                                     --------------------------------
                                                              15,725           13,896
Valuation allowance                                          (15,725)         (13,896)
                                                     --------------------------------
Total deferred taxes                                  $            -      $         -
                                                     ================================

10. Geographic Information and Significant Customers

The following table summarizes the Company's sources of revenues:

                                                    Year ended March 31
                                          1999             1998             1997
                                     --------------------------------------------------
North America                         $    1,173,000     $   1,564,000   $    6,767,000
International                              6,854,000         8,850,000       10,944,000
                                      -------------------------------------------------
Total revenues                        $    8,027,000     $  10,414,000   $   17,711,000
                                     ==================================================

During the fiscal years ended 1999 and 1998, the Company earned revenues of $3,367,000 and $3,460,000, respectively, from significant customers (three customers in 1999 and two customers in 1998). During the fiscal year ended 1997, the Company earned revenues from a significant customer of $3,117,000. During the fiscal years ended 1999, 1998 and 1997, the Company recognized domestic revenues from UA of approximately $83,000, $100,000 and $5,405,000, respectively (see Notes 7 and 8).

                          Showscan Entertainment Inc.

11. Commitments and Contingencies

The Company is obligated under various operating leases for its corporate office, storage premises and equipment. Future net minimum rental payments under these leases at March 31, 1999, are as follows:

               2000                            $  441,000
               2001                               441,000
               2002                               436,000
               2003                               420,000
               2004                               105,000
                                              -----------
                                              $ 1,843,000
                                              ===========

The corporate office lease provides for rent adjustments based on increases in the Consumer Price Index. The Company has provided a letter of credit to its landlord in the amount of $318,000 which permits the landlord to draw against the letter of credit upon default by the Company (as defined) under the terms of the lease. The letter of credit is secured by a cash deposit in the amount of $318,000; such amount is included in other assets in the accompanying consolidated balance sheet.

Total rental expense charged to operations for the years ended March 31, 1999, 1998 and 1997, was $417,000, $410,000 and $400,000, respectively.

Under the terms of a film production agreement, the Company has guaranteed, for four years beginning in 1996, a minimum amount per year ($287,500) of proceeds to the outside investors in the film project. If revenues, as defined, from the distribution of the film are less than the required minimum amount, the Company will contribute the difference to the outside investors. The Company's current projections indicate that the revenues to be earned from the distribution of this film over the remaining term of the agreement (fiscal 2000) will be $402,000 less than the required minimum payments. The Company has accrued this amount in the accompanying consolidated balance sheet at March 31, 1999.

The Company is obligated under various royalty agreements to pay royalties (ranging from 1% to 3%) to various parties, generally based on the gross receipts (as defined) from either the exploitation of the Showscan process (in excess of certain amounts), the exploitation of Showscan feature-length motion pictures, or other receipts.

                          Showscan Entertainment Inc.

11. Commitments and Contingencies (continued)

On November 4, 1998, a customer filed suit against the Company alleging, among other things, breach of contract, intentional misrepresentation and fraudulent concealment in connection with the sale of a motion simulation attraction by the Company to that customer. The suit seeks payment of $1,000,000 together with other unspecified monetary damages as well as punitive damages. The Company filed a cross-complaint against this customer alleging, among other things, breach of contract in connection with the customer's refusal to pay for equipment and services that the Company provided to the customer. Management of the Company is vigorously contesting this matter and does not expect its ultimate outcome to have a material adverse effect on the Company's results of operations or financial position.

                          Showscan Entertainment Inc.

                Schedule II - Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
             COL. A                      COL. B                COL. C              COL. D             COL. E          COL. F
 -----------------------------------------------------------------------------------------------------------------------------------
                                    Balance at Beginning      Charged to         Charged to Other   Deductions -      Balance at End
          DESCRIPTION                    of Year          Costs and Expenses   Accounts - Describe    Describe           of Year
------------------------------------------------------------------------------------------------------------------------------------
Year ended 1999:

Allowance for doubtful accounts     $  1,405,000          $    153,000         $                -   $  203,000 (a)   $  1,355,000
                                    ============          ============         ==================   ==============   ============

Product warrant liability           $     91,000          $     17,000         $                -   $    4,000 (b)   $    104,000
                                    ============          ============         ==================   ==============   ============

Year ended 1998:
Allowance for doubtful accounts     $    425,000          $  1,249,000         $                -  $   269,000 (a)   $  1,405,000
                                    ============          ============         ==================  ===============   ============

Product warrant liability           $    180,000          $          -         $                -  $    89,000 (c)   $     91,000
                                    ============          ============         ==================  ===============   ============

Year ended 1997:
Allowance for doubtful accounts     $    215,000          $    270,000         $                -  $    60,000 (a)   $    425,000
                                    ============          ============         ==================  ===============   ============

Product warrant liability           $    182,000          $     67,000         $                -  $    69,000 (a)   $    180,000
                                    ============          ============         ==================  ===============   ============

(a) Represents write-off of uncollectible accounts receivable.
(b) Represents actual warranty expenditures.
(c) Represents actual warranty expenditures and a reduction in the liability.