Form 10-Q
period 1999-06-30
SHOWSCAN ENTERTAINMENT INC
filed 1999-12-07
CIK 812882

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
                                   ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

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

                               YES [X]   NO [_]


  As of November 1, 1999, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

             This report contains 22 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

Condensed Consolidated Balance Sheets as of June 30, 1999
 and March 31, 1999........................................................   3

Condensed Consolidated Statements of Operations for the Three
 Months Ended June 30, 1999 and 1998.......................................   5

Condensed Consolidated Statements of Cash Flows for the Three
 Months Ended June 30, 1999 and 1998.......................................   6

Notes to the Condensed Consolidated Financial Statements...................   8


Item 2. - Management's Discussion and Analysis of
-------------------------------------------------
          Financial Condition and Results of Operations....................  11
          ---------------------------------------------

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K...................................  20
----------------------------------------

Signatures.................................................................  21

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------

                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                                June  30,    March 31,
                                                                  1999         1999
                                                               -----------   ---------
                                                               (unaudited)     (Note)
                 ASSETS
                 ------
Current assets:
 Cash and cash equivalents                                       $  347       $  661
 Accounts receivable (net of allowances)                            988        1,676
 Unbilled receivables on uncompleted
  film and equipment contracts                                      316          123
 Due from affiliated entities, net of allowances (Note 7)           175          284
 Equipment sales inventory                                        1,091          993
 Prepaid expenses and other current assets                          457          239
                                                                 ------       ------
Total current assets                                              3,374        3,976

Film library (net of amortization)                                2,578        2,758


Patents and other intellectual properties (net of
   amortization)                                                    358          467

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation and
   amortization                                                     690          758
                                                                 ------       ------

Total assets                                                     $7,000       $7,959
                                                                 ======       ======

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                              June 30,      March 31,
                                                                1999          1999
                                                            -----------    ----------
                                                            (unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:                                         $    757        $    555
 Accounts payable
 Customer advances on uncompleted film and                      2,168           1,467
  equipment contracts                                           2,552           2,477
 Accrued expenses and other current liabilities                 5,690           5,690
 8% convertible notes (Note 5)                                      -             260
 11% note payable (Note 4)                                   --------        --------
                                                               11,167          10,449
Total current liabilities                                    --------        --------


Stockholders' deficiency:
 Series A Convertible Preferred Stock, $.001 par value;
  150,000 shares authorized, no shares issued and
  outstanding                                                       -               -
 Series C Convertible Preferred Stock, $.001 par value;
  100,000 shares authorized; 49,000 shares issued and
  outstanding                                                       -               -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 5,642,058 shares issued and outstanding               6               6
 Additional paid-in capital                                    42,567          42,567
 Accumulated deficit                                          (46,740)        (45,063)
                                                             --------        --------
Total stockholders' deficiency                                 (4,167)         (2,490)
                                                             --------        --------
Total liabilities and stockholders' deficiency               $  7,000        $  7,959
                                                             ========        ========

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                                1999            1998
                                                                              --------------------------
                                                                                     (Unaudited)
Revenues:
 Film licensing and production services                                       $      527       $    626
 Equipment sales and related services                                                 20          1,136
                                                                              ----------       --------
                                                                                     547          1,762


Costs of revenues                                                                    395          1,280
                                                                              ----------       --------

Gross profit                                                                         152            482

Costs and expenses:
 General and administrative expenses                                               1,522          1,270
 Depreciation and amortization                                                       143            170
                                                                              ----------       --------
                                                                                   1,665          1,440
Operating loss                                                                ----------       --------
                                                                                  (1,513)          (958)

Other income (expense):
 Equity in net operations of O&O Theatres                                             (9)           (58)

 Other income, including interest                                                     14             18

 Interest and other expenses                                                        (169)          (214)
                                                                              ----------       --------

                                                                                    (164)          (254)
                                                                              ----------       --------


Net loss                                                                      $   (1,677)      $ (1,212)
                                                                              ==========       ========

Basic and diluted net loss per common
 share (Note 6)                                                               $     (.30)      $   (.21)
                                                                              ==========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                      Three Months Ended
                                                                           June 30,
                                                                 1999                  1998
                                                             ----------------------------------
                                                                        (Unaudited)
Cash flows from operating activities:
 Net loss                                                     $ (1,677)           $ (1,212)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization                                  143                 170
    Amortization of film library                                   209                 255
    Equity in net operations of O&O Theatres                         9                  58
    Accrued interest on debt                                       114                 152
    Provision for doubtful accounts                                330                  30
 Changes in operating assets and liabilities:
   Accounts receivable                                             467                (170)
   Equipment sales inventory                                       (98)               (147)
   Unbilled receivables on uncompleted film and
    equipment contracts                                           (193)               (867)
   Prepaid expenses                                               (173)                168
   Investment in and advances to O&O Theatres                        -                 (43)
   Accounts payable, accrued expenses and other
    current liabilities                                            154                (268)
   Customer advances on uncompleted equipment
    contracts                                                      701               1,510
                                                              --------            --------
 Net cash used in operating activities
                                                              $    (14)           $   (364)
                                                              --------            --------
Cash flows from investing activities:
 Additions to film library                                         (29)                 (6)
 Other assets                                                      (11)                 73
                                                              --------            --------
 Net cash (used in) provided by investing activities          $    (40)           $     67
                                                              --------            --------


                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                            (Dollars in Thousands)

                                                                 Three Months Ended
                                                                     June 30,
                                                              1999               1998
                                                           -----------------------------
                                                                     (Unaudited)
 Balance forwarded                                         $      (54)         $    (297)
                                                           ----------          ---------

Cash flows from financing activities:
 Payments on 11% note payable                                    (260)                 -
                                                           ----------          ---------
 Net cash used in financing activities                           (260)                 -
                                                           ----------          ---------

Net decrease in cash and cash equivalents                        (314)              (297)
                                                           ==========          =========

Cash and cash equivalents, beginning of period                    661              2,492
                                                           ==========          =========

Cash and cash equivalents, end of period                   $      347          $   2,195
                                                           ==========          =========


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:
---------------------

     The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 2000 or for the entire fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Note 2--Going Concern Matters:
------------------------------

     The Company's cash declined during Fiscal 1999 and continues to decline subsequent to June 30, 1999. The Company expects to experience further declining balances during the remainder of Fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of Fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significant reductions in cash which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible financing, however, recent and recurring operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

Note 3--Owned and Operated Theatres ("O&O Theatres"):
-----------------------------------------------------

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

Note 4--11% Promissory Note:
----------------------------

     On November 1, 1997, the Company completed a private placement of a $1,000,000 promissory note through an unaffiliated third party. The note, which was originally due on November 15, 1998, was amended on November 10, 1998. The note bore interest at a rate of 11% per annum. Principal and interest were paid in full in April 1999, pursuant to the November 10, 1998 amendment.

Note 5--8% Convertible Notes:
-----------------------------

     On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") with an unaffiliated third party. The 8% Convertible Notes were to mature on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through June 30, 1999, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres.

     Effective September 1,1999, the Company entered into an Extension and Security Agreement with the holders of its outstanding 8% Convertible Notes due September 1, 1999, providing for the following: (1) an extension of the maturity date from September 1, 1999 to March 1, 2000, with interest to continue to accrue at 8% per annum, (2) a prepayment provision whereby the Company can at any time, prior to March 1, 2000, pay off the notes at 67.5% of their carrying value (such amount currently equaling $3,840,750) plus all accrued and unpaid interest from September 1, 1998. In connection with any such future prepayment, the Company has agreed to issue warrants to purchase an aggregate of 750,000 shares of the Company's Common Stock at an exercise price per share of $0.20. The Company agreed that if the notes are not completely paid by March 1, 2000, then, on such date, the noteholders will receive as additional collateral a security interest in the Company's Film Library. Additionally, the Company agreed that to the extent it obtains any third-party financing, not less than 75% of such proceeds shall be applied by the Company to prepay the notes at the 67.5% discounted rate described above, plus all accrued and unpaid interest on such prepaid amount. The Company further agreed that if it receives any amounts pursuant to the liquidated damages provisions contained in that certain Theater Rights Agreement between the Company and United Artists Theatre Circuit, Inc. ("UATC"), subject to certain adjustments, then the Company will use a minimum of 60% of such proceeds to prepay the notes in the same manner. The Company has instituted binding arbitration proceedings against UATC seeking payment of an amount in excess of $5,000,000, and UATC has counterclaimed in the arbitration for unspecified damages in connection with certain contract breaches it alleges against the Company (see Note 7).

Note 6--Loss per common share:
------------------------------

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

     Per share information has been determined by using 5,642,058 weighted average shares outstanding for the three-months ended June 30, 1999 and 1998.

Note 7--Receivables from affiliated entities:
---------------------------------------------

     In August 1994, the Company and UATC agreed to be partners in a venture called Showscan/United Artists Theatre Joint Venture ("UA Venture"). Pursuant to a Theater Rights Agreement, as amended (TRA), UATC agreed to offer to the UA Venture for ownership and operation by the UA Venture, up to 24 theatre sites prior to August 19, 1999 for the installation of motion simulation attraction theatres in or adjacent to existing or to-be-built UATC theatre multiplexes. As of the August 1999 date, UATC had failed to purchase and/or install 16 of the required sites.

     On September 1, 1999, the Company initiated binding arbitration against UATC with the American Arbitration Association ("AAA"). The TRA among the Company, UATC and the UA Venture requires that all disputes thereunder be submitted to AAA for binding arbitration in Phoenix, Arizona. The claim alleges, among other things, breach of contract in connection with UATC's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999. The claim seeks payment of an amount in excess of $5,000,000. UATC has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company.

     At June 30, 1999, affiliates of certain directors owed the Company a combined balance of $175,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres. In July, 1998, the affiliates indicated to the Company that they disputed their obligation to pay these sums; accordingly, the Company fully reserved for such amounts in its March 31, 1998 consolidated balance sheet. During 1999, the Company and the affiliates entered into an agreement whereby the Company can retain the affiliates respective proceeds from the sale of the theatre system equipment from the San Antonio attraction, which closed in September 1997, and to the extent there is a shortfall, to reimburse the Company accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview:
---------

     Showscan Entertainment Inc. (the "Company") is a provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the expanding out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company); (ii) licensing the proprietary technologies necessary to produce and exhibit Showscan films; (iii) selling and installing Showscan Attractions including the equipment necessary for each (including motion bases, projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing Showscan Attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

     The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1999 and the three-month period ended June 30, 1999). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the three-month period ended June 30, 1999.

Comparison of the three months ended June 30, 1999 and 1998:
------------------------------------------------------------

     Revenues for the three-month period ended June 30, 1999 (the "Three Month Period") decreased by $1,215,000 or 69% from revenues for the three-month period ended June 30, 1998 primarily due to the lack of equipment sales and related services during the current period.

     Film licensing and production service revenues in the Three Month Period decreased by $99,000 or 16% to $527,000 from $626,000 in the three-month period ended June 30, 1998. The decrease was primarily due to (i) renegotiation of certain film licensing contracts, and (ii) the closure of one of the O&O Theatres shortly after the prior year period.

     Revenues from equipment sales and related services for the Three Month Period decreased to $20,000. The decrease is due to the decrease in the number of Showscan Attractions shipped during the Three Month Period as compared to the corresponding prior year three-month period. No Showscan Attractions were shipped in the Three Month Period as compared to two units shipped in the three-month period ended June 30, 1998.

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

     Costs of revenues were 28% of revenues in the Three Month Period as compared to 27% in the three-month period ended June 30, 1998.

     Amortization of the film library for the Three Month Period and the three-month period ended June 30, 1998 was $209,000 and $255,000, respectively. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses increased $252,000 or 20% in the Three Month Period from the three-month period ended June 30, 1998. The increase is attributed to an increase to the allowance for doubtful accounts to reflect the uncertainty of collection from one of the Company's Asian customers ($300,000).

     The loss on investment in O&O Theatres decreased to $9,000 in the Three Month Period from $58,000 in the three-month period ended June 30, 1998 primarily as a result of the Company's closing of the Trocadero Showscan Attraction in London (closed on July 2, 1998). The Company earns film licensing revenues (from both O&O Theatres) and management fees (from one of the O&O Theatres) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

     The Company's net loss increased in the Three Month Period to $1,677,000 from $1,212,000 in the three-month period ended June 30, 1998 primarily due to
(i) the lack of equipment sales and (ii) the increase to the Company's reserve for allowance for doubtful accounts included in General and Administrative expenses.

Liquidity and Capital Resources:
-------------------------------

     At June 30, 1999, the Company's working capital was a negative $7.8 million. The $1.3 million decrease in working capital from March 31, 1999 was primarily due to the operating loss of the Company in the Three Month Period.

     Cash and cash equivalents at June 30, 1999 decreased by $314,000 from March 31, 1999, which was the result of $54,000 used in operating activities and investing activities, and the $260,000 used in financing activities.

     Net cash used in operating and investing activities was minimal during the period. Net cash used in financing activities was primarily due to the final payment of $260,000 on the 11% note payable.

     As the Company derives 60-85% of its business from export sales, its liquidity may be adversely affected by changes in worldwide economic or political conditions. Such factors as changes in foreign currency exchange rates (which can significantly affect the affordability of the Company's products and services), trade protection measures, and policies with respect to currency and fiscal controls may negatively affect liquidity. The current Asian economic situation has caused the re-negotiation of certain film licensing agreements and the delay of certain projects.]

   The Company's cash declined during Fiscal 1999 and continues to decline subsequent to June 30, 1999. The Company expects to experience further declining balances during the remainder of Fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of Fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significant reductions in cash which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible financing, however, recent and recurring operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

Impact of the Year 2000:
------------------------

     As of June 30, 1999, the Company has completed the replacement of or has upgraded its existing software systems. After reviewing various factors, one of which being the year 2000 issue, the Company has determined that the systems are tested, operational and adequate for the Company's needs.

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

History of Operating Losses
---------------------------

     For the fiscal years ending March 31, 1999, 1998 and 1997, the Company had net losses of $4.2 million, $8.5 million, and $3.9 million, respectively. At June 30, 1999, the Company had an accumulated deficit of $47 million. This history of losses has had a negative impact on the Company's stock price and will adversely effect the Company's ability to carry out its business strategy, increase stockholder value, and to obtain financing in the future.

Capital Needs; Dilution; Risk of Foreclosure
--------------------------------------------

     Management of the Company has adopted a business strategy that includes substantial investments in the expansion and marketing of its film library among other things. This strategy carries with it a number of risks, including a level of operating expenses and capital needs that cannot be adequately covered by the Company's revenues and must be financed by funds obtained by raising additional capital. Additional financing may not be available to the Company at all or only on unfavorable terms. To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure and curtail its business and operations. A number of factors will make it difficult for the Company to obtain any financing in the future, including the significant losses the Company has incurred, the de-listing of the Company's Common Stock from Nasdaq, the on-going financial turmoil in Asia (historically the Company's largest market and principal source of operating revenues), the Company's historically poor stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations will make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations from a financial institution ($5,690,000) which have had their maturity extended from September 1, 1999 to March 1, 2000. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay the $5.7 million due on March 1, 2000. The Company is seeking replacement financing but does not presently have any arranged. There can be no assurance that the Company will be able to find new financing or that it will be able to negotiate another extension with the current lender. If the Company is unable to refinance or extend the existing indebtedness, then the holders of that debt may seek to foreclose on their collateral which constitutes virtually all of the assets of the Company. Such an action could force the Company to seek bankruptcy protection.

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

International Operations
------------------------

     A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During the fiscal years ended 1999, 1998, 1997, 85%, 85%, and 62% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the recent devaluation of a number of Asian countries' currencies relative to the Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company's future sales in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

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

Volatility of Stock Price
-------------------------

     The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to November 1, 1999, the Company's closing market price has ranged from a low of $0.04 per share to a high of $0.42 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

Ability to Retain Key Personnel
-------------------------------

     Over the past four years, the Company has reduced its number of employees by approximately 50% to 30. The pendency of the merger, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by key personnel. While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures. In addition, the Company may experience additional departures at its Board and management level which could have a materially adverse effect on the Company's operations.

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

Dependence on Major Customers
-----------------------------

     The Company's motion simulation business has one significant concentration. The concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. In the fiscal year ended March 31, 1999, Showscan earned revenues from Imagine Japan in the amount of $1,101,000. As a result of the continuing economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan Attractions covered by the agreement with Imagine Japan. Accordingly, the Company and Imagine Japan are discussing how best to do business in Japan during the calendar year 2000. Both parties have made respective proposals with regard thereto. It is anticipated that Showscan's film license revenues from Imagine Japan will be significantly less than the $1.1 million received in Fiscal 1999. The Company's short and long-term performance will be adversely impacted if disruptions were to occur with Imagine Japan such as closures, license terminations or payment problems.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

9a)  Exhibits
     --------

          The exhibit listed below is filed as part of this Report.

     Exhibit Number                                      Description
     --------------                                      -----------

          27.1                                     Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------

          None.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 7th day of December, 1999.


                                   Showscan Entertainment Inc.
                                   ---------------------------
                                           (Registrant)



                                   By /s/ DENNIS POPE
                                      ---------------
                                      Dennis Pope
                                      President - Chief Executive Officer
                                        (Authorized Officer and Principal
                                        Executive Officer)

                                 EXHIBIT INDEX


Exhibit Number                    Description                     Page Number
--------------                    -----------                     -----------

    27.1                    Financial Data Schedule                    23