Form 10-Q
period 1999-09-30
SHOWSCAN ENTERTAINMENT INC
filed 1999-12-07
CIK 812882

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
                                   ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999 or

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


             This report contains 23 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

Condensed Consolidated Balance Sheets as of September 30, 1999
  and March 31, 1999....................................................................  3

Condensed Consolidated Statements of Operations for the Three
  Months and Six Months Ended September 30, 1999 and 1998...............................  5

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended September 30, 1999 and 1998..............................................  6

Notes to the Condensed Consolidated Financial Statements................................  8


Item 2.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations.................................. 11
         ---------------------------------------------


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................ 21
----------------------------------------

Signatures.............................................................................. 22

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------


                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                                    September 30,         March 31,
                                                                        1999                1999
                                                                   --------------        ----------
                                                                    (unaudited)            (Note)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents                                           $  236                $  661
  Accounts receivable (net of allowances)                                956                 1,676
  Unbilled receivables on uncompleted
   film and equipment contracts                                          422                   123
  Due from affiliated entities, net of allowances (Note 7)               149                   284
  Equipment sales inventory                                            1,212                   993
  Prepaid expenses and other current assets                              357                   239
                                                                      ------                ------
Total current assets                                                   3,332                 3,976

Film library (net of amortization)                                     2,382                 2,758


Patents and other intellectual properties (net of
   amortization)                                                         250                   467

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation and
   amortization                                                          660                   758
                                                                      ------                ------

Total assets                                                          $6,624                $7,959
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

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)


                                                                   September 30,        March 31,
                                                                      1999                1999
                                                                  --------------       ----------
                                                                   (unaudited)           (Note)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
 Accounts payable                                                    $    653            $    555
 Customer advances on uncompleted film and
  equipment contracts                                                   2,374               1,467
 Accrued expenses and other current liabilities                         3,553               2,477
 Note payable (Note 4)                                                      -                 260
 8% convertible notes (Note 5)                                          5,690               5,690
                                                                     --------            --------
Total current liabilities                                              12,270              10,449
                                                                     --------            --------


Stockholders' deficiency:
 Series A Convertible Preferred Stock, $.001 par value;
  150,000 shares authorized, no shares issued and
  outstanding                                                               -                   -
 Series C Convertible Preferred Stock, $.001 par value;
  100,000 shares authorized; 49,000 shares issued and
  outstanding                                                               -                   -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 5,642,058 shares issued and outstanding                       6                   6
 Additional paid-in capital                                            42,567              42,567
 Accumulated deficit                                                  (48,219)            (45,063)
                                                                     --------            --------
Total stockholders' deficiency                                         (5,646)             (2,490)
                                                                     --------            --------
Total liabilities and stockholders' deficiency                       $  6,624            $  7,959
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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)

                                                       Three Months Ended                   Six Months Ended
                                                          September 30,                        September 30,
                                                      1999             1998                1999            1998
                                                   ---------------------------         ---------------------------
                                                           (Unaudited)                          (Unaudited)
Revenues:
 Film licensing and production services            $      588          $  924         $    1,115          $ 1,550
 Equipment sales and related services                   1,316           1,744              1,336            2,880
                                                   ----------          ------         ----------          -------
                                                        1,904           2,668              2,451            4,430

Costs of revenues                                       1,474           1,330              1,869            2,610
                                                   ----------          ------         ----------          -------
Gross profit                                              430           1,338                582            1,820

Costs and expenses:
 General and administrative expenses                    1,600           1,314              3,122            2,585
 Depreciation and amortization                            143             118                286              288
                                                   ----------          ------         ----------          -------
                                                        1,743           1,432              3,408            2,873
Operating loss                                     ----------          ------         ----------          -------
                                                       (1,313)            (94)            (2,826)          (1,053)

Other income (expense):
 Equity in net operations of O&O Theatres                 (23)            (55)               (32)            (113)
 Other income, including interest                           5              39                 19               58
 Interest and other expenses                             (148)           (215)              (317)            (429)
                                                   ----------          ------         ----------          -------
                                                          166            (231)              (330)            (484)
                                                   ----------          ------         ----------          -------

Net loss                                           $   (1,479)         $ (325)        $   (3,156)         $(1,537)
                                                   ==========          ======         ==========          =======
Basic and diluted net loss per common
 share (Note 6)                                    $     (.26)         $ (.06)        $     (.56)         $  (.27)
                                                   ==========          ======         ==========          =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                             1999               1998
                                                                          -----------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
 Net loss                                                                 $   (3,156)          $(1,537)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization                                                  286               288
  Amortization of film library                                                   417               509
  Equity in net operations of O&O Theatres                                        32               113
  Accrued interest on debt                                                       228               229
  Provision for doubtful accounts                                                660                60
  Changes in operating assets and liabilities:
   Accounts receivable                                                           194              (149)
   Equipment sales inventory                                                    (219)             (281)
   Unbilled receivables on uncompleted film and
    equipment contracts                                                         (299)             (890)
  Prepaid expenses                                                              (118)              162
  Investment in and advances to O&O Theatres                                       -               (26)
  Accounts payable, accrued expenses and other
   current liabilities                                                           941              (242)
  Customer advances on uncompleted equipment  contracts                          907               961
                                                                          ----------           -------
 Net cash used in operating activities
                                                                          $     (127)          $  (803)
                                                                          ----------           -------

Cash flows from investing activities:
 Purchases of equipment and leasehold
  improvements                                                                     -                (7)
 Additions to film library                                                       (41)              (69)
 Other assets                                                                      3               (14)
                                                                          ----------           -------

 Net cash used in investing activities                                    $      (38)          $   (90)
                                                                          ----------           -------

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                            (Dollars in Thousands)


                                                                    Six Months Ended
                                                                      September 30,
                                                                1999               1998
                                                               ------------------------
                                                                     (Unaudited)
  Balance forwarded                                           $     (165)       $    (893)
                                                              ----------        ---------

Cash flows from financing activities:
   Payments on 11% note payable                                     (260)               -
                                                              ----------        ---------

Net cash used in financing activities                               (260)               -
                                                              ----------        ---------

Net decrease in cash and cash equivalents                           (425)            (893)
                                                              ----------        ---------

Cash and cash equivalents, beginning of period                       661            2,492
                                                              ----------        ---------

Cash and cash equivalents, end of period                      $      236        $   1,599
                                                              ==========        =========

Supplemental disclosures of cash flow information:
   Interest paid                                              $        -        $     228
                                                              ==========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1--Introduction:
---------------------

     The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected either for any other quarter in the fiscal year ending March 31, 2000 or for the entire fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Note 2--Going Concern Matters:
-----------------------------

     The Company's cash declined during Fiscal 1999 and continues to decline subsequent to September 30, 1999. The Company expects to experience further declining balances during the remainder of Fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end
of Fiscal 2000.   If the Company is unable to achieve its projected cash flow from operations, the Company will experience significant reductions in cash which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible financing, however, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse affect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

Note 3--Owned and Operated Theatres ("O&O Theatres"):
----------------------------------------------------

     The Company retains an ownership interest in selected Showscan motion simulation Theatre Attractions ("Showscan Attractions") through various joint venture arrangements. The Company currently operates and/or has an ownership interest in Showscan Attractions at Universal CityWalk in Universal City, California (opened in November 1993) and Osaka, Japan (opened in August 1995) (collectively, the O&O Theatres). Generally, in each of these arrangements, the Company receives reimbursements for direct expenses, a percentage of each theatre's cash flow (equal to its ownership percentage), and receives separately annual film licensing revenues and management fees (if applicable). The Company accounts for its investment in the O&O Theatres under the equity method of accounting.

Note 4--11% Promissory Note:
----------------------------

     On November 1, 1997, the Company completed a private placement of a $1,000,000 promissory note through an unaffiliated third party. The note which was originally due on November 15, 1998, was amended on November 10, 1998. The note bore interest at a rate of 11% per annum. Principal and interest were paid in full in April, 1999, pursuant to the November 10, 1998 amendment.

Note 5--8% Convertible Notes:
-----------------------------

     On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") through an unaffiliated third party. The 8% Convertible Notes matured on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through September 30, 1999, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. Effective September 1, 1999, the Company entered into an Extension and Security Agreement with the holders of its outstanding 8% Convertible Notes due September 1, 1999, providing for the following: (1) an extension of the maturity date from September 1, 1999 to March 1, 2000, with interest to continue to accrue at 8% per annum, (2) a prepayment provision whereby the Company can at any time prior to March 1, 2000 pay off the notes at 67.5% of their carrying value (such amount currently equaling $3,840,750) plus all accrued and unpaid interest from September 1, 1998. In connection with any such future prepayment, the Company has agreed to issue warrants to purchase aggregate of 750,000 shares of Company's Common Stock at the excise price per share of $0.20. The Company agreed that if the notes are not completely paid by March 1, 2000, then, on such date, the noteholders will receive as additional collateral a security interest in the Company's film library. Additionally, the Company agreed that to the extent it obtains any third-party financing, not less than 75% of such proceeds shall be applied by the Company to prepay the notes at the 67.5% discounted rate described above, plus all accrued and unpaid interest on such prepaid amount. The Company further agreed that if it receives any amounts pursuant to the liquidated damages provision contained in that certain Theater Rights Agreement between the Company and United Artists Theatre Circuit, Inc. (UATC), subject to certain adjustments, then the Company will use the minimum of 60% of such proceeds to prepay the notes in the same manner.

     The Company has instituted binding arbitration proceedings against UATC seeking payment of an amount in excess of $5,000,000, and UATC has counterclaimed in the arbitration for unspecified damages in connection with certain contract breeches it alleges against the Company (see Note 7).

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

     Per share information has been determined by using 5,642,058 weighted average shares outstanding for the six-months and the three-months ended September 30, 1999 and 1998.

Note 7--Receivables from affiliated entities:
---------------------------------------------

     In August, 1994, the Company and UATC agreed to be partners in a venture called Showscan/United Artists Theatres Joint Venture (UA Venture). Pursuant to a Theatre Rights Agreement, as amended (TRA), UATC agreed to offer to the UA Venture, up to 24 theatre sites prior to August 19, 1999 for the installation of motion simulation attraction theatres in or adjacent to existing or to-be-built UATC theatre multiplexes. As of the August 1999 date, UATC had failed to purchase and/or install 16 of the required sites.

     On September 1, 1999 the Company initiated binding arbitration against UATC with the American Arbitration Association (AAA). The TRA among the Company, UATC and UA Venture requires that all disputes thereunder be submitted to the AAA for binding arbitration in Phoenix, Arizona. The suit alleges, among other things, breach of contract in connection with UATC's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999. The suit seeks payment of an amount in excess of $5,000,000. UATC has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company.

     At September 30, 1999, affiliates of certain directors owed the Company a combined balance of $175,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres and certain other administrative costs. In July, 1998, the affiliates indicated to the Company that they disputed their obligations to pay these sums; accordingly, the Company fully reserved for such amount in its March 31, 1998 consolidated balance sheet. During 1999, the Company and the affiliates entered into an agreement whereby the Company can retain the affiliates respective proceeds from the sale of the theater system equipment from the San Antonio attraction, which closed in September 1997, and to the extent there is a shortfall, to reimburse the Company accordingly.

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

     The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1999 and the six-month period ended September 30, 1999). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the six-month period ended September 30, 1999.

Comparison of the six months ended September 30, 1999 and 1998:
---------------------------------------------------------------

     Revenues for the six month period ended September 30, 1999 (the "Six Month Period") decreased by $1,979,000 or 45% from revenues for the six-month period ended September 30, 1998 primarily due to a reduction in equipment sales and related services during the current period.

     Film licensing and production service revenues in the Six Month Period decreased by $435,000 or 28% to $1,115,000 from $1,550,000 in the six-month period ended September 30, 1998. The decrease was primarily due to the renegotiation of certain film licensing contracts in Asia due to adverse economic conditions in that region.

     Revenues from equipment sales and related services for the Six Month Period decreased $1,544,000 or 54% to $1,336,000 from $2,880,000 in the six-month period ended September 30, 1998. The decrease is due to a decrease in the number of Showscan Attractions shipped during the Six Month Period as compared to the corresponding prior six-month period. One Showscan Attraction was shipped in the Six Month Period as compared to three units shipped in the six-month period ended September 30, 1998.

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

     Costs of revenues were 76% of revenues in the Six Month Period as compared to 59% in the six-month period ended September 30, 1998. Equipment cost of sales to total equipment sales increased to 90% in the Six Month Period from 63% in the six-month period ended September 30, 1998, due to the relatively low margin realized from relocation equipment sales during the current period. Film licensing cost of sales to total film licensing sales was 60% in the Six Month Period as compared to 51% in the six-month period ended September 30, 1998. As costs of sales decreased 15% in the Six Month Period as compared to the six-month period ended September 30, 1998, the ratio increased due to a decrease in total film licensing sales of 28%.

     Amortization of the film library for the Six Month Period and the six-month period ended September 30, 1998 was $417,000 and $509,000, respectively. The decrease in film amortization is primarily due to three films included in amortization expense during the six-month period being fully amortized prior to the Six Month Period. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses increased $537,000 or 21% in the Six Month Period from the six-month period ended September 30, 1998. The increase is attributed to an increase in the allowance for doubtful accounts to reflect the uncertainty of collection from one of the Company's Asian customers ($600,000).

     The loss on investment in O&O Theatres decreased to $32,000 in the Six Month Period from $113,000 in the six-month period ended September 30, 1998, primarily as a result of the Company's closing of the Trocadero Showscan
Attraction in London in July, 1998.   The Company earns film licensing revenues
and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

     The Company's net loss increased $1,617,000 or 105% in the Six Month Period to $3,154,000 from $1,537,000 in the six-month period ended September 30, 1998 primarily due to (i) the decrease in equipment sales revenues, and (ii) the increase in the Company's reserve for doubtful accounts included in General and Administrative expenses.

Comparison of the three months ended September 30, 1999 and 1998:
-----------------------------------------------------------------

     Revenues for the three-month period ended September 30, 1999 (the "2000 Second Quarter") decreased by $764,000 or 29% from revenues for the three-month period ended September 30, 1998 (the "1999 Second Quarter") due to a decrease in both (i) film licensing and production services and (ii) revenues recognized from equipment sales and related services in the 2000 Second Quarter.

     Film licensing and production service revenues in the 2000 Second Quarter decreased by $336,000 or 36% to $588,000 from $924,000 in the 1999 Second
Quarter. The decrease was primarily due to the non-renewal of certain film licensing contracts.

     Revenues from equipment sales and related services for the 2000 Second Quarter decreased 25% to $1,316,000 from $1,744,000 in the 1999 Second Quarter. The decrease is due to a reduction in Showscan Attractions shipped, from two in the 1999 Second Quarter, to one in the 2000 Second Quarter.

     Costs of revenues were 77% of revenues in the 2000 Second Quarter as compared to 50% in the 1999 Second Quarter. Equipment cost of sales to total equipment sales increased to 88% in the 2000 Second Quarter from 54% in the 1999 Second Quarter primarily as a result of the lower margin realized upon the sale of relocation equipment. Film licensing cost of sales to total film licensing sales was 55% in the 2000 Second Quarter as compared to 42% in the 1999 Second Quarter, as a result of the decrease in film revenues (see above).

     Amortization of the film library for the 2000 Second Quarter and the 1999 Second Quarter was $209,000 and $255,000, respectively. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses increased $286,000 or 22% in the 2000 Second Quarter from the 1999 Second Quarter. The increase is attributed to the increase in the Company's reserve for doubtful accounts included in General and Administrative expenses.

     The loss on investment in O&O Theatres decreased to $23,000 in the 2000 Second Quarter from $55,000 in the 1999 Second Quarter. The Company earns film licensing revenues and management fees (if applicable) which are recorded separately in the accompanying consolidated statements of operations, thereby inherently increasing the operating expenses at the specific O&O Theatres.

     The Company's net loss increased $1,154,000 in the 2000 Second Quarter to $1,479,000 from $325,000 in the 1999 Second Quarter primarily due to (i) the decrease in equipment sales revenue, and (ii) the increase in the Company's provision for doubtful accounts included in General and Administrative expenses.

Liquidity and Capital Resources:
-------------------------------

     At September 30, 1999, the Company's operating working capital decreased to a deficit of $8,936,000 from $6,473,000 at March 31, 1999. The decrease in operating working capital was primarily due to the operating loss of the Company in the Six Month Period.

     Cash and cash equivalents at September 30, 1999 decreased by $425,000 to $236,000 from the cash level at March 31, 1999. This reduction was the result of $127,000 used in operating activities, $38,000 used in investing activities, and $260,000 used in financing activities.

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

     The Company's cash declined during fiscal 1999 and continues to decline subsequent to September 30, 1999. The Company expects to experience further declining balances during the remainder of fiscal 2000. Management believes that the existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significantly reduced cash which could result in the Company not being able to meet its operating needs. The Company is actively exploring possible financing, however, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse effect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

Impact of the Year 2000:
------------------------

     As of September 30, 1999, the Company has completed the replacement of or has upgraded its existing software systems. After reviewing various factors, one of which being the year 2000 issue, the Company has determined that the systems are tested, operational, and adequate for the Company's needs.

     The Company believes with its conversion to new software, the year 2000 issue will not pose operational problems for its computer systems. The cost of the conversion was not significant.

Forward Looking Statements

     With the exception of the historical information, the matters discussed above include forward-looking statements that involve risks and uncertainties. Among important factors that could cause actual results to differ from those indicated in the forward looking statements are revenue, costs of sales and the ability of the Company to maintain pricing at a level to maintain gross profit margins, the level of selling, general and administrative costs, the performance by the Company under its existing purchase contracts and the ability to obtain new contracts, the success of the Company's owned and operating strategy, the ability of the Company to identify and successfully negotiate arrangements with joint venture and other strategic partners, the success of the Company's film software, the effects of competition, general economic conditions and acts of God and other events outside the control of the Company.

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

History of Operating Losses
---------------------------

     For the fiscal years ending March 31, 1999, 1998, and 1997 the Company had net losses of $4.2 million, $8.5 million, and $3.9 million, respectively. At September 30, 1999, the Company had an accumulated deficit of $48.2 million. This history of losses has had a negative impact on the Company's stock price and will adversely effect the Company's ability to carry out its business strategy, increase stockholder value, and to obtain financing in the future.

Capital Needs; Dilution; Risk of Foreclosure
--------------------------------------------

     Management of the Company has adopted a business strategy that includes substantial investments in the expansion and marketing of its film library among other things. This strategy carries with it a number of risks, including a level of operating expenses and capital needs that cannot be adequately covered by the Company's revenues and must be financed by funds obtained by raising additional capital. To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure its business and operations. A number of factors will make it difficult for the Company to obtain equity financing in the future, including the significant losses the Company incurred in the last fiscal year, the de-listing of the Common Stock from the Nasdaq National Market(R), the on-going financial turmoil in Asia (historically the Company's largest market and principal source of operating revenues), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations may make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations from a financial institution, which have had their maturity extended from September 1, 1999 to March 1, 2000 ($5,690,000). Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay all of the $5.7 million due on March 1, 2000. The Company is seeking replacement financing but does not presently have any arranged. There can be no assurance that the Company will be able to find new financing or that it will be able to negotiate another extension with the current lender. If the Company is unable to refinance or extend the existing indebtedness, then the holders of that debt may seek to foreclose on their collateral which constitutes virtually all of the assets of the Company. Such an action could force the Company to seek bankruptcy protection.

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

International Operations
------------------------

     A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During the fiscal years ended 1999, 1998 and 1997, 85%, 85%, and 62% of the Company's revenues, respectively, were derived from sales outside the United States. International operations and sales of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters. The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the recent devaluation of a number of Asian countries' currencies relative to the U.S. Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company's future sales in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

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

Ability to Retain Key Personnel
-------------------------------

     Over the past four years, the Company has reduced its number of employees by approximately 50% to 30. The possible merger of the Company, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by key personnel. While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures. In addition, the

Company may experience additional departures at its Board Management level which could materially affect the Company's operations.

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

     The Company believes with its conversion to new software, the year 2000 issue will not pose operational problems for its computer system. The cost of the conversion was not significant.

Dependence on Major Customers
-----------------------------

     The Company's motion simulation business has one significant concentration. The concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. In the fiscal year ended March 31, 1999, Showscan earned revenues from Imagine Japan in the amount of $1,101,000. As a result of the continuing economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan attractions covered by the agreement with Imagine Japan. Accordingly, the Company and Imagine Japan are discussing how to best do business with in Japan during the calendar year 2000. Both parties have made respective proposals with regard thereto. It is anticipated that Showscan's film license revenues from Imagine Japan will be significantly less than the $1,101,000 received in fiscal 1999. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any of these areas of concentration such as order cancellations, license terminations or payment problems.

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

(a) Exhibits
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


                                    Showscan Entertainment Inc.
                                    ---------------------------
                                         (Registrant)



                                    By /s/ DENNIS POPE
                                       ---------------
                                       Dennis Pope
                                       President - Chief Executive Officer
                                         (Authorized Officer and Principal
                                          Executive Officer)

                                 EXHIBIT INDEX


Exhibit Number                     Description                    Page Number
--------------                     -----------                    -----------

    27.1                      Financial Data Schedule                 24