Form 10-Q
period 1999-12-31
SHOWSCAN ENTERTAINMENT INC
filed 2000-02-11
CIK 812882

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
                                 _____________

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999 or

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

                           YES [X]            NO [_]

     As of February 11, 2000, the Registrant had 5,642,058 shares of Common Stock, $.001 par value, issued and outstanding.

================================================================================

             This report contains 22 consecutively numbered pages.

                          SHOWSCAN ENTERTAINMENT INC.

                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

Condensed Consolidated Balance Sheets as of December 31, 1999
and March 31, 1999                                                           3

Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended December 31, 1999 and 1998                      5

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended December 31, 1999 and 1998                                      6

Notes to the Condensed Consolidated Financial Statements                     8

Item 2. - Management's Discussion and Analysis of
-------------------------------------------------
   Financial Condition and Results of Operations                            11
   ---------------------------------------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   20
-------------------------

Item 6. Exhibits and Reports on Form 8-K                                    20
----------------------------------------

Signatures                                                                  21

Exhibit Index                                                               22

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------


                          SHOWSCAN ENTERTAINMENT INC.
                     Condensed Consolidated Balance Sheets
                (Dollars in Thousands Except Share Information)

                                                            December 31,            March 31,
                                                               1999                   1999
                                                          ----------------      ----------------
                                                            (Unaudited)              (Note)
                        ASSETS
                        ------
Current assets:
   Cash and cash equivalents                                      $  362                $  661
   Accounts receivable (net of allowances)                         1,134                 1,676
   Unbilled receivables on uncompleted
    film and equipment contracts                                     289                   123
   Due from affiliated entities, net of allowances (Note 7)          236                   284
   Equipment sales inventory                                       1,043                   993
   Prepaid expenses and other current assets                         244                   239
                                                                  ------                ------
Total current assets                                               3,308                 3,976

Film library (net of amortization)                                 2,154                 2,758

Patents and other intellectual properties (net of
   amortization)                                                     141                   467

Other assets, including equipment and leasehold
   improvements, net of accumulated depreciation and
   amortization                                                      594                   758
                                                                  ------                ------
Total assets                                                      $6,197                $7,959
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

                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
               Condensed Consolidated Balance Sheets (continued)
                (Dollars in Thousands Except Share Information)

                                                                     December 31,        March 31,
                                                                         1999               1999
                                                                   ----------------    -------------
                                                                     (Unaudited)           (Note)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
----------------------------------------------

Current liabilities:
 Accounts payable                                                    $    910            $    555
 Customer advances on uncompleted film and
  equipment contracts                                                   1,873               1,467
 Accrued expenses and other current liabilities                         4,268               2,477
 11% note payable (Note 4)                                                  -                 260
 8% convertible notes, due June 30, 2000 (Note 5)                       5,690               5,690
                                                                     --------            --------
Total current liabilities                                              12,741              10,449
                                                                     --------            --------

Stockholders' deficit:
 Series A Convertible Preferred Stock, $.001 par value;
  150,000 shares authorized, no shares issued and
  outstanding                                                               -                   -
 Series C Convertible Preferred Stock, $.001 par value;
  100,000 shares authorized; 49,000 shares issued and
  outstanding                                                               -                   -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 5,642,058 shares issued and outstanding                       6                   6
 Additional paid-in capital                                            42,567              42,567
 Accumulated deficit                                                  (49,117)            (45,063)
                                                                     --------            --------
Total stockholders' deficit                                            (6,544)             (2,490)
                                                                     --------            --------
Total liabilities and stockholders' deficit                          $  6,197            $  7,959
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

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Operations
              (Dollars in Thousands Except Per Share Information)


                                                             Three Months Ended                      Nine Months Ended
                                                                December 31,                            December 31,
                                                         1999                 1998                 1999              1998
                                                    ------------------------------------    ---------------------------------
                                                                  (Unaudited)                            (Unaudited)
Revenues:
  Film licensing and production services                 $  915              $   767            $ 2,030            $ 2,317
  Equipment sales and related services                    1,327                  569              2,663              3,450
                                                         ------              -------            -------            -------
                                                          2,242                1,336              4,693              5,767

Costs of revenues                                         1,497                  906              3,366              3,516
                                                         ------              -------            -------            -------
Gross profit                                                745                  430              1,327              2,251

Costs and expenses:
  General and administrative expenses                     1,376                1,425              4,498              4,009
  Depreciation and amortization                             143                  166                429                432
                                                         ------              -------            -------            -------
                                                          1,519                1,591              4,927              4,441
                                                         ------              -------            -------            -------
Operating loss                                             (774)              (1,161)            (3,600)            (2,190)

Other income (expense):
  Equity in net operations of O&O Theatres                  (15)                 (15)               (46)              (149)
  Other income, including interest                            4                    5                 23                 62
  Interest and other expenses                              (114)                (194)              (431)              (624)
                                                         ------              -------            -------            -------
                                                           (125)                (204)              (454)              (711)
                                                         ------              -------            -------            -------

Net loss                                                 $ (899)             $(1,365)           $(4,054)           $(2,901)
                                                         ======              =======            =======            =======
Basic and diluted net loss per common
  share (Note 6)                                         $ (.16)             $  (.24)           $  (.72)           $  (.51)
                                                         ======              =======            =======            =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                           Nine Months Ended
                                                                             December 31,
                                                                    1999                       1998
                                                              -------------------------------------------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net loss                                                               $(4,054)                $(2,901)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                                             429                     432
   Amortization of film library                                              684                     763
   Amortization of debt issue costs                                            -                     193
   Equity in net operations of O&O theatres                                   46                     149
   Accrued interest on debt                                                  342                     342
   Provision for doubtful accounts                                           690                      90
   Changes in operating assets and liabilities:
    Accounts receivable and due from affiliates                             (100)                    519
    Equipment sales inventory                                                (50)                   (240)
    Unbilled receivables on uncompleted film and
     equipment contracts                                                    (166)                   (795)
    Prepaid expenses                                                          (5)                   (328)
    Investment in and advances to O&O theatres                                 -                    (203)
    Accounts payable, accrued expenses and other
     current liabilities                                                   1,804                    (167)
    Customer advances on uncompleted equipment
     contracts                                                               406                   1,091
                                                                         -------                 -------
Net cash provided by (used in) operating activities                      $    26                 $(1,055)
                                                                         -------                 -------
Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements                                                              (17)                     (7)
  Additions to film library                                                  (48)                   (105)
                                                                         -------                 -------
Net cash used in investing activities                                    $   (65)                $  (112)
                                                                         -------                 -------


                                  (Continued)

                          SHOWSCAN ENTERTAINMENT INC.
          Condensed Consolidated Statements of Cash Flows (Continued)
                            (Dollars in Thousands)


                                                                                Nine Months Ended
                                                                                    December 31,
                                                                            1999                     1998
                                                                          ---------------------------------
                                                                                     (Unaudited)
    Balance forwarded                                                      $ (39)                 $(1,167)
                                                                           -----                  -------
Cash flows from financing activities:
        11% note payable                                                    (260)                    (290)
                                                                           -----                  -------
   Net cash used in financing activities                                    (260)                    (290)
                                                                           -----                  -------
   Net decrease in cash and cash equivalents                                (299)                  (1,457)

Cash and cash equivalents, beginning of period                               661                    2,492
                                                                           -----                  -------
Cash and cash equivalents, end of period                                   $ 362                  $ 1,035
                                                                           =====                  =======

Supplemental disclosures of cash flow information:
   Interest paid                                                           $   -                  $   338
                                                                           =====                  =======

   Income taxes paid                                                       $   -                  $     -
                                                                           =====                  =======


See accompanying notes to unaudited condensed consolidated financial statements.

                          SHOWSCAN ENTERTAINMENT INC.
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


Note 1--Introduction:
--------------------

     The accompanying unaudited condensed consolidated financial statements of Showscan Entertainment Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected either for the last fiscal quarter in the fiscal year ending March 31, 2000 or for the entire fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Note 2--Going Concern Matters:
-----------------------------

     The Company's cash declined during the nine months ended December 31, 1999 and continues to decline subsequent to December 31, 1999. The Company expects to experience further declining balances during the remainder of Fiscal 2000. Management believes that its existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of Fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significant reductions in cash which could result in the Company not being able to meet its operating needs. The Company is exploring possible financing, however, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse effect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

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

Note 5--8% Convertible Notes:
-----------------------------

     On September 1, 1995, the Company completed a private placement of $7,000,000 in secured convertible notes ("8% Convertible Notes") through an unaffiliated third party. The 8% Convertible Notes matured on September 1, 1999 and bear interest at 8% per annum which is payable semi-annually and are convertible at the option of the holder into shares of the Company's common stock ("Common Stock") at a conversion price of $5.75 per share. Through December 31, 1999, $1,310,000 of such notes had been converted into 227,819 shares of Common Stock leaving an outstanding balance of $5,690,000, together with accrued, but unpaid, interest since September 1, 1998. The notes are secured by substantially all of the assets of the Company, although the security excludes the Company's film library and the capital stock of its subsidiaries, which includes its O&O Theatres. Effective September 1, 1999, the Company entered into an Extension and Security Agreement with the holders of its outstanding 8% Convertible Notes due September 1, 1999, providing for the following: (1) an extension of the maturity date from September 1, 1999 to March 1, 2000, with interest to continue to accrue at 8% per annum, (2) a prepayment provision whereby the Company can at any time prior to March 1, 2000 pay off the notes at 67.5% of their carrying value (such amount currently equaling $3,840,750) plus all accrued and unpaid interest from September 1, 1998. Effective February 1, 2000, the Company amended the Extension and Security Agreement to extend the maturity date to June 30, 2000. In connection with any such future prepayment, the Company has agreed to issue warrants to purchase an aggregate of 750,000 shares of the Company's Common Stock at an exercise price per share of $0.20. The Company agreed that if the notes are not completely paid by June 30, 2000, then, on such date, the noteholders will receive as additional collateral a security interest in the Company's film library. Additionally, the Company agreed that to the extent it obtains any third-party financing, not less than 75% of such proceeds shall be applied by the Company to prepay the notes at the 67.5% discounted rate described above, plus all accrued and unpaid interest on such prepaid amount. The Company further agreed that if it receives any amounts pursuant to the liquidated damages provision contained in that certain Theater Rights Agreement between the Company and United Artists Theatre Circuit, Inc. (UATC), subject to certain adjustments, then the Company will use a minimum of 60% of such proceeds to prepay the notes in the same manner.

     The Company has instituted binding arbitration proceedings against UATC seeking payment of an amount in excess of $5,000,000, and UATC has counterclaimed in the arbitration for unspecified damages in connection with certain contract breeches it alleges against the Company (see Note 7). The arbitration hearings are presently set for April 24-28, 2000.

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

     Per share information has been determined by using 5,642,058 weighted average shares outstanding for all periods presented.

Note 7--Receivables from affiliated entities:
---------------------------------------------

     In August, 1994, the Company and UATC entered into a Theatre Rights Agreement ("TRA"). Pursuant to the TRA, as amended, UATC agreed to purchase and install (directly or pursuant to a joint venture) at least twenty-four (24) motion simulation attraction theatres in or adjacent to existing or to-be-built UATC theatre multiplexes. As of the August 1999 date, UATC had failed to purchase and/or install 16 of the required sites.

     On September 1, 1999 the Company initiated binding arbitration against UATC with the American Arbitration Association (AAA). The TRA among the Company, UATC and UA Venture requires that all disputes thereunder be submitted to the AAA for binding arbitration in Phoenix, Arizona. The suit alleges, among other things, breach of contract in connection with UATC's failure to make certain payments of liquidated damages due under the TRA on August 19, 1999. The suit seeks payment of an amount in excess of $5,000,000. UATC has counterclaimed in this arbitration for unspecified monetary damages in connection with certain breaches of contract that it alleges against the Company. The arbitration hearings are presently set for April 24-28, 2000.

     At December 31, 1999, affiliates of certain directors owed the Company a combined balance of $175,000 related to advances made by the Company on their behalf to several O&O Theatres to satisfy capital calls to cover operating expenses at such theatres and certain other administrative costs. In July, 1998, the affiliates indicated to the Company that they disputed their obligations to pay the then outstanding amounts due; accordingly, the Company fully reserved for such amount in its March 31, 1998 consolidated balance sheet. During 1999, the Company and the affiliates entered into an agreement whereby the Company will retain the affiliates respective proceeds from the sale of the theater system equipment from the San Antonio attraction, which closed in September 1997, and to the extent there is a shortfall, to reimburse the Company accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview:
---------

     Showscan Entertainment Inc. (the "Company") is a leading provider of movie-based motion simulation theatre attractions ("Showscan Attractions") to the out-of-home entertainment market. The Company's business includes: (i) licensing and distributing the films in its library to all operators of simulation attractions (including those installed by the Company and those previously installed by competitors of the Company); (ii) licensing the proprietary technologies necessary to produce and exhibit Showscan films; (iii) selling and installing Showscan Attractions and specialty theatres including the equipment necessary for each (including motion bases, projectors, screens, sound systems, synchronization and show control, and theatre design packages); (iv) producing films using the Showscan process; and (v) to a limited extent, establishing Showscan Attractions in which the Company has an economic interest ("O&O Theatres"). The Company is also committed to the continued recognition of the Showscan(R) brand name worldwide.

     The principal sources of the Company's revenues are the licensing of the Showscan film library and technologies, the sale and installation of projectors, screens, sound systems and other equipment used to exhibit Showscan films, and the sale of motion bases and other equipment used in most Showscan Attractions. The Company currently derives most of its revenues from export sales (60-85% for each of the three years ended March 31, 1999 and the nine-month period ended December 31, 1999). The Company does not believe that inflation has had a material impact on the Company's net revenues or on its results of operations for the three most recent fiscal years and the nine-month period ended December 31, 1999.

Comparison of the nine months ended December 31, 1999 and 1998:
---------------------------------------------------------------

     Revenues for the nine-month period ended December 31, 1999 (the "Nine Month Period") decreased by $1,074,000 or 19% to $4,693,000 from revenues of $5,767,000 for the nine-month period ended December 31, 1998.

     Film licensing and production service revenues in the Nine Month Period decreased by $287,000 or 12% to $2,030,000 from $2,317,000 in the nine-month period ended December 31, 1998. The decrease was primarily due to the closure of the UATC "Starport" entertainment centers (see "Dependence on Major Customers"), and the renegotiation of a North American film licensing contract due to economic conditions within the customer's industry.

     Revenues from equipment sales and related services for the Nine Month Period decreased $787,000 or 23% to $2,663,000 from $3,450,000 in the nine-month period ended December 31, 1998. The decrease is due to the decrease in the number of Showscan Attractions shipped during the Nine Month Period as compared to the corresponding prior year nine-month period. Three Showscan Attractions were shipped in the Nine Month Period as compared to four units shipped in the nine-month period ended December 31, 1998.

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

     Costs of revenues were 72% of revenues in the Nine Month Period as compared to 61% in the nine-month period ended December 31, 1998. Equipment cost of sales to total equipment sales increased to 89% in the Nine Month Period from 65% in the nine-month period ended December 31, 1998. Equipment sales in the Nine Month Period were relocation units which generally have lower sales prices and reduced profit margins. Film licensing cost of sales to total film licensing sales was 50% in the Nine Month Period as compared to 56% in the nine-month period ended December 31, 1998.

     Amortization of the film library for the Nine Month Period and the nine-month period ended December 31, 1998 was $684,000 and $763,000, respectively. During the nine-month period ended December 31, 1998, two films became fully amortized, resulting in the amortization of fewer titles during the Nine Month Period. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses increased $489,000 or 12% in the Nine Month Period from the nine-month period ended December 31, 1998. The increase can be primarily attributed to an increase in the allowance for doubtful accounts recorded in the Nine Month Period.

     The Company's net loss increased $1,153,000 or 40% in the Nine Month Period to $4,054,000 from $2,901,000 in the nine-month period ended December 31, 1998 primarily due to (i) the decrease in the number of Showscan Attractions shipped,
(ii) an increase in the allowance for doubtful accounts during the Nine Month Period, and (iii) a decrease in film licensing.

Comparison of the three months ended December 31, 1999 and 1998:
----------------------------------------------------------------

     Revenues for the three-month period ended December 31, 1999 (the "2000 Third Quarter") increased by $906,000 or 68% from revenues for the three-month period ended December 31, 1998 (the "1999 Third Quarter") due to an increase in revenues recognized from equipment sales and related services in the 1999 Third Quarter.

     Film licensing and production service revenues in the 2000 Third Quarter increased by $148,000 or 19% to $915,000 from $767,000 in the 1999 Third
Quarter.

     Revenues from equipment sales and related services for the 2000 Third Quarter increased 133% to $1,327,000 from $569,000 in the 1999 Third Quarter. The number of Showscan Attractions shipped increased from one in the 1999 Third Quarter to two in the 2000 Third Quarter.

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

     Costs of revenues were 67% of revenues in the 2000 Third Quarter as compared to 68% in the 1999 Third Quarter. Equipment cost of sales to total equipment sales increased to 88% in the 2000 Third Quarter from 71% in the 1999 Third Quarter primarily as a result of a lower gross profit margin on the shipments during the 2000 Third Quarter as compared to higher average gross profit margins for the shipment in the 1999 Third Quarter. The lower gross profit margin earned on the shipments during the 2000 Third Quarter is related to the sale of relocation units which generally have lower sales prices, higher costs and reduced profit margins. Film licensing cost of sales to total film licensing sales was 36% in the 2000 Third Quarter as compared to 65% in the 1999 Third Quarter. This decrease in costs is primarily the result of lower producer royalties paid due to a reduction in distribution of third party films during the 2000 Third Quarter. Amortization of the film library for the 2000 Third Quarter and the 1999 Third Quarter was $235,200 and $253,900, respectively. The Company reviews film library estimated revenues on a quarterly basis (based on the then current market conditions) and, where applicable, unamortized film costs are written down to estimated net realizable value.

     General and Administrative expenses decreased $49,000 or 3% in the 2000 Third Quarter from the 1999 Third Quarter.

     The Company's net loss decreased 34% in the 2000 Third Quarter to $899,000 from $1,365,000 in the 1999 Third Quarter primarily due to the increase in the number of Showscan Attractions shipped and the increase in film revenue.

Liquidity and Capital Resources:
-------------------------------

     At December 31, 1999, the Company's working capital deficit increased to a deficit of $9,433,000 from $6,473,000 at March 31, 1999. The increase in working capital deficit was primarily due to the operating loss of the Company in the Nine Month Period.

     Cash and cash equivalents at December 31, 1999 decreased by $299,000 to $362,000 from the cash level at March 31, 1999. This reduction was the result of $26,000 provided by operating activities, $65,000 used in investing activities, and $260,000 used in financing activities. Net cash used in financing activities was due to the final payment of $260,000 in April 1999 on the 11% note payable.

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

     The Company's cash declined during the Nine Month Period and continued to decline during the nine-month period ending December 31, 1999. The Company expects to experience further declining balances during the remainder of fiscal 2000. Management believes that the existing cash balances, combined with anticipated cash flow from operations, may not be sufficient to meet its cash requirements through the end of fiscal 2000. If the Company is unable to achieve its projected cash flow from operations, the Company will experience significantly reduced cash which could result in the Company not being able to meet its operating needs. The Company is exploring possible financings, however, recent operating losses, the Company's declining cash balances, the Company's historical stock performance, and a general decrease in investor interest in the Company's industry, make it difficult for the Company to attract financing on terms that are deemed to be favorable to the Company. In the event that cash flow from operations is less than that anticipated and the Company is unable to secure additional financing, in order to preserve cash, the Company would be required to reduce expenditures for new films and effect further reductions in its corporate infrastructure, either of which could have a material adverse effect on the Company's future operations and/or require it to seek a negotiated or bankruptcy enforced reorganization with its creditors.

Impact of the Year 2000:
------------------------

     As of December 31, 1999, the Company had completed the upgrade of its existing computer software systems in anticipation of the Year 2000 conversion problem. The Company has determined that the systems had been tested and were operational and adequate for the Company's needs. At February 11, 2000, the Company has experienced no system problems due to the transition from December 31, 1999 to January 1, 2000.

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

History of Operating Losses
---------------------------

     For the fiscal years ending March 31, 1999, 1998, and 1997 the Company had net losses of $4.2 million, $8.5 million, and $3.9 million, respectively. At December 31, 1999, the Company had an accumulated deficit of $49.1 million. This history of losses has had a negative impact on the Company's stock price and will adversely effect the Company's ability to carry out its business strategy, increase stockholder value, and to obtain financing in the future.

Capital Needs; Dilution; Risk of Foreclosure
--------------------------------------------

     Management of the Company has adopted a business strategy that includes substantial investments in the expansion and marketing of its film library among other things. This strategy carries with it a number of risks, including a level of operating expenses and capital needs that cannot be adequately covered by the Company's revenues and must be financed by funds obtained by raising additional capital. To date, the Company's primary source of capital has been from debt and equity financings. Unless the Company is able to obtain additional proceeds from such financing sources the Company will have to restructure its business and operations. A number of factors will make it difficult for the Company to obtain equity financing in the future, including the significant losses the Company incurred in the last fiscal year, the de-listing of the Common Stock from the Nasdaq National Market(R), the on-going financial turmoil in Asia (historically the Company's largest market), the Company's historical stock performance, and a general decrease in investor interest in the Company's industry. The Company's lack of assets that are available for collateral and its cash flow fluctuations may make it difficult for the Company to attract additional debt financing. Any investor or lender may require a significant equity position in the Company that could result in dilution of the Company's present stockholders. In addition to curtailing its business strategy, the Company has debt obligations ($5,690,000) from a financial institution, which have had their maturity extended from September 1, 1999 to March 1, 2000, pursuant to an Extension and Security Agreement. Based on current cash flow projections, the management of the Company anticipates that cash generated from operations will not be sufficient to pay the $5.7 million and accrued, but unpaid, interest since September 1, 1998. Accordingly, effective February 1, 2000, the Company amended the Extension and Security Agreement to extend the maturity date to June 30, 2000. The Company is seeking replacement financing but does not presently have any arranged. There can be no assurance that the Company will be able to find new financing or that it will be able to negotiate another extension with the current lender. If the Company is unable to refinance or extend the existing indebtedness, then the holders of that debt may seek to foreclose on their collateral which constitutes virtually all of the assets of the Company. Such an action could force the Company to seek bankruptcy protection.

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

International Operations
------------------------

     A significant portion of the Company's sales and film licensing are made to customers located outside of the United States, primarily in the Far East, Europe, Middle East and Australasia. During the fiscal years ended 1999, 1998, 1997, 1996 and 1995, 85%, 85%, 62%, 61% and 69% of the Company's revenues, respectively, were derived from sales outside the United States. International operations of the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations (which, in the event of a decrease in value of foreign currency to the dollar, can significantly affect the affordability of the Company's products overseas), changes in import/export regulations, tariff and freight rates, longer accounts receivable collection patterns, changes in regional or worldwide economic or political conditions and natural disasters.

     The Company typically denominates the prices of its films and equipment in United States Dollars. As a result of the recent devaluation of a number of Asian countries' currencies relative to the U.S. Dollar, the price of the Company's products to prospective buyers in such countries has increased significantly. This effective price increase could adversely affect the Company in the region and its ability to continue to negotiate and receive its current levels of film rental from existing sites in the region. In addition, various forms of protectionist trade legislation have been proposed in the United States and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect the Company's international operations. Political and economic factors have been identified by the Company with respect to certain of the markets in which it competes. There can be no assurance that these factors will not result in customers of the Company defaulting on payments due to it, or in the reduction of potential purchases of the Company's products. The Company has not engaged in any currency hedging programs.

Intellectual Property
---------------------

     The Company has several United States patents on various processes and elements related to film projection and motion simulation, the most important of which expires in October, 2001. Although the Company's patents have never been challenged, the Company believes that all such patents are valid. In addition, the Company always faces the risk that new technologies could be discovered that are superior to the Company's patents.

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

Volatility of Stock Price
-------------------------

     The Company's stock price has been, and could continue to be, highly volatile. During the 12 months prior to December 31, 1999, the Company's closing market price has ranged from a low of $0.0469 per share to a high of $0.4219 per share. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction of new products or changes in product pricing policies by the Company or its competitors, the acquisition or loss of significant customers, or changes in earnings estimates by analysts, among other factors, may affect or be perceived to affect the Company's operations and could cause the market price of the Company's shares to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's shares.

Ability to Retain Key Personnel
-------------------------------

     Over the past twenty-one months, the Company has reduced the number of its employees by over 50% to under 30 employees. The possible merger of the Company, the financial losses, the potential for additional staff reductions and a tight job market have resulted in some departures by some key personnel.
While none of the departures have had a significant effect upon the Company's operations, there can be no assurance that there will not be additional departures. In addition, the Company could experience departures at its Board and Executive Management levels which could materially affect Company operations.

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

Business Disruption
-------------------

     The Company's corporate headquarters are located in Los Angeles, California, a region known for seismic activity. Operating results could be materially affected by a significant earthquake or other natural disaster.

     The 2000 issue software conversions did not pose any operational problems for the Company's computer systems. The costs of such conversions were not significant.

Dependence on Major Customers
-----------------------------

     The Company's motion simulation business has one significant concentration. The concentration involves ongoing film licenses and is located in Japan where Imagine Japan presently operates or is otherwise responsible for fifteen simulation attractions. In the fiscal year ended March 31, 1999, Showscan earned revenues from Imagine Japan in the amount of $1,101,000. As a result of the continuing economic conditions in Japan, the amount spent on entertainment activities has softened significantly and has affected virtually all out-of-home attractions, including theme and amusement parks, destination resorts and the 15 simulation Showscan attractions covered by the agreement with Imagine Japan. It is anticipated that Showscan's film license revenues from Imagine Japan will be significantly less than the $1,101,000 received in fiscal 1999. The Company's short and long term performance could be adversely impacted if disruptions were to occur in any area of concentration such as order cancellations, license terminations or payment problems.

     UATC has advised the Company that as part of its refocused and regional/national business strategy that it has closed its entertainment centers (called "Starports"), including the eight motion simulation attraction theaters included in each. The Company is assisting UATC in the resale of these sites and to date has sold three such sites. The Company receives a commission, plus reimbursement for all costs of removal, refurbishment, crating, shipping and installation and specific warranties, as applicable.

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

     Recent turmoil in the economies of the countries in Asia have had a material adverse affect on the Company's revenues and results of operations. If recent economic problems experienced in Asia, Russia, and Eastern Europe were to spread to Europe or the United States, it could have a material adverse affect upon the Company's revenues and results of operations. The Company is not able to predict to what extent, or for what period, these economic trends may adversely affect the sales of its products.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     On October 22, 1999, VDI Media, Inc., a California corporation ("VDI") sued the Company in Los Angeles County Superior Court. The suit alleges, among other things, breach of contract and failure to pay amounts due. The suit seeks payment of $112,360.82, plus interest and costs. The case is in the discovery phase and no trial date has been set.

     On November 10, 1999, Loro Parque, S.A., a corporation organized under the laws of Santa Cruz de Tenerife, Canary Islands, Spain, sued the Company in Los Angeles County Superior Court. The suit alleges, among other things, breach of contract, breach of implied warranty, fraud and negligent misrepresentation in connection with the sale of a large-format theatre by the Company. The suit seeks payment of $5,000,000 together with other unspecified monetary damages as well as punitive damages. The case is in the discovery phase and no trial date has been set.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

a)  Exhibits
    --------

        The exhibits listed below are filed as part of this Report.



     Exhibit No.                      Description
     -----------                      -----------

        10.40 First Amendment to Extension and Security Agreement dated as of February 1, 2000, by and between Showscan Entertainment Inc. and Banca del Gottardo.

        27.1         Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

        None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Culver City, State of California on the 11th day of February, 2000.


                              Showscan Entertainment Inc.
                              ---------------------------
                                   (Registrant)



                              By \s\ DENNIS POPE
                                 --------------------------
                                 Dennis Pope
                                  President - Chief Executive Officer
                                    (Authorized Officer and Principal
                                     Executive Officer)

                                 EXHIBIT INDEX




Exhibit No.                   Description                            Page Number
-----------                   -----------                            -----------

   10.40         First Amendment to Extension and Security Agreement        23
                 dated as of February 1, 2000, by and between Showscan Entertainment Inc. and Banca del Gottardo.

    27.1         Financial Data Schedule                                    25